Form 10-Q
period 2013-09-30
ACCELERON PHARMA INC
filed 2013-11-14
CIK 1280600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36065

ACCELERON PHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	2836 (Primary Standard Industrial Classification Code Number)	27-0072226 (I.R.S. Employer Identification Number)

128 Sidney Street

Cambridge, MA 02139

(617) 649-9200

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of October 31, 2013, there were 28,077,996 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.

Condensed Balance Sheets

(amounts in thousands except share and per share data)

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$116,479	$39,611
Collaboration receivables (includes related party amounts of $3,713 and $1,840 at September 30, 2013 and December 31, 2012, respectively)	4,103	2,776
Prepaid expenses and other current assets	2,179	1,474
Total current assets	122,761	43,861
Property and equipment, net	3,564	4,059
Restricted cash	913	913
Related party receivables	—	233
Other assets	22	146
Total assets	$127,260	$49,212
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$891	$642
Accrued expenses (includes related party amounts of $0 and $861 at September 30, 2013 and December 31, 2012, respectively)	5,126	6,153
Deferred revenue	2,351	27,840
Deferred rent	499	499
Notes payable, net of discount	7,656	3,668
Total current liabilities	16,523	38,802
Deferred revenue, net of current portion	6,205	6,760
Deferred rent, net of current portion	2,463	2,837
Notes payable, net of current portion and discount	10,979	16,525
Warrants to purchase redeemable convertible preferred stock	—	1,422
Warrants to purchase common stock	16,526	5,229
Total liabilities	52,696	71,575
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock	—	268,610
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding at September 30, 2013; No shares authorized, issued or outstanding at December 2012	—	—
Common stock, $0.001 par value: 175,000,000 and 104,013,161 shares authorized at September 30, 2013 and December 31, 2012, respectively; 28,069,628, and 2,432,155 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	35	3
Additional paid-in capital	248,750	—
Accumulated deficit	(174,221)	(290,976)
Total stockholders’ equity (deficit)	74,564	(290,973)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$127,260	$49,212

See accompanying notes to these condensed financial statements.

Acceleron Pharma Inc.

Condensed Statements of Operations and Comprehensive Loss

(amounts in thousands except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September, 30,
	2013	2012	2013	2012

Revenue:
Collaboration revenue:
License and milestone	$638	$2,461	$36,044	$7,226
Cost-sharing, net	3,632	1,444	9,666	4,043
Total revenue(1)	4,270	3,905	45,710	11,269
Costs and expenses:
Research and development	8,143	8,722	25,834	25,646
General and administrative	3,011	2,041	9,472	6,318
Total costs and expenses	11,154	10,763	35,306	31,964
(Loss) income from operations	(6,884)	(6,858)	10,404	(20,695)
Other (expense) income:
Other (expense) income, net	(11,149)	132	(12,571)	(565)
Interest income	5	22	25	75
Interest expense	(485)	(511)	(1,646)	(1,018)
Total other expense, net	(11,629)	(357)	(14,192)	(1,508)
Net loss	$(18,513)	$(7,215)	$(3,788)	$(22,203)
Comprehensive loss	$(18,513)	$(7,215)	$(3,788)	$(22,203)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(18,513)	$(7,215)	$(3,788)	$(22,203)
Accretion of dividends, interest, redemption value and issuance costs on redeemable convertible preferred stock	(6,272)	(6,747)	(19,870)	(20,293)
Gain on extinguishment of redeemable convertible preferred stock	—	—	2,765	—
Net loss applicable to common stockholders—basic and diluted	$(24,785)	$(13,962)	$(20,893)	$(42,496)
Net loss per share applicable to common stockholders: (Note 8)
Basic and diluted	$(5.62)	$(5.82)	$(6.74)	$(17.73)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders:
Basic and diluted	4,406	2,400	3,100	2,397

(1) Includes related party revenue (Note 18)	$4,270	$1,381	$20,763	$3,597

See accompanying notes to these condensed financial statements.

Acceleron Pharma Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net loss	$(3,788)	$(22,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	681	1,086
Stock-based compensation	1,441	861
Amortization of debt discount	—	51
Accretion of deferred interest	257	250
Amortization of deferred debt issuance costs	182	64
Change in fair value of warrants	12,649	565
Gain on retirement of warrants	(76)	—
Forgiveness of related party receivable	237	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(762)	(1,323)
Collaboration receivables	(1,327)	(1,014)
Related party receivable	(4)	(6)
Accounts payable	243	(894)
Accrued expenses	(1,602)	712
Deferred revenue	(26,044)	(7,226)
Deferred rent	(373)	(358)
Restricted cash	—	—
Net cash used in operating activities	(18,286)	(29,435)
Investing Activities
Purchases of property and equipment	(187)	(322)
Net cash used in investing activities	(187)	(322)
Financing Activities
Proceeds from issuance of common stock from initial public offering, net issuance costs	87,406	—
Proceeds from issuance of common stock from private placement	10,000	—
Proceeds from long-term debt, net of issuance costs	—	19,945
Payments of long-term debt	(1,815)	(6,191)
Payments made to repurchase redeemable convertible preferred stock, common stock and warrants to purchase common stock	(300)	—
Proceeds from exercise of stock options and warrants to purchase common stock	50	47
Net cash provided by financing activities	95,341	13,801
Net increase (decrease) in cash and cash equivalents	76,868	(15,956)
Cash and cash equivalents at beginning of period	39,611	65,037
Cash and cash equivalents at end of period	$116,479	$49,081
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,262	$640
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of dividends, interest, redemption value, and issuance costs on preferred stock	$19,870	$20,293
Cashless exercise of warrants	$678	$—
Initial public offering costs included in accounts payable and accrued expense	$582	$—
Reclassification of warrant liability to additional paid-in capital	$2,013	$—
Conversion of redeemable convertible preferred stock into common stock	$286,094	$—

See accompanying notes to these condensed financial statements.

Acceleron Pharma Inc.

Notes to Condensed Financial Statements

1. Nature of Business

Acceleron Pharma Inc. (Acceleron or the Company) was incorporated in the state of Delaware on June 13, 2003, as Phoenix Pharma, Inc. The Company subsequently changed its name to Acceleron Pharma Inc. and commenced operations in February 2004. The Company is a Cambridge, Massachusetts-based biopharmaceutical company focused on the discovery, development and commercialization of novel protein therapeutics for cancer and rare diseases. The Company’s research focuses on the biology of the Transforming Growth Factor-Beta (TGF-β) protein superfamily, a large and diverse group of molecules that regulate the growth and repair of tissues throughout the human body. By coupling its discovery and development expertise, including its proprietary knowledge of the TGF-β superfamily, with internal protein engineering and manufacturing capabilities, the Company has built a highly productive research and development platform that has generated numerous innovative protein therapeutics with novel mechanisms of action. The Company has internally discovered three protein therapeutics that are currently being studied in 12 ongoing Phase 2 clinical trials, focused on the areas of cancer and rare diseases.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risk that the Company never achieves profitability, the need for substantial additional financing, risk of relying on third parties, risks of clinical trial failures, dependence on key personnel, protection of proprietary technology and compliance with government regulations.

2. Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

The accompanying interim balance sheet as of September 30, 2013, the statements of operations and comprehensive loss for the three and nine months  ended September 30, 2013 and 2012 and statements of cash flows for the nine months ended September 30, 2013 and 2012, and the financial data and other information disclosed in these notes related to the nine months ended September 30, 2013 and 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2012, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2013, and the results of its operations and its cash flows for the three and nine months ended September 30, 2013 and 2012.

The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2012, and the notes thereto, which are included in the Company’s Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-190417), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) on September 19, 2013 (the “Prospectus”).

On September 24, 2013 the Company completed its initial public offering (IPO) whereby the Company sold 6,417,000 shares of common stock (including 837,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option by the underwriters in connection with the offering) at a price of $15.00 per share.  The shares began trading on the Nasdaq Global Select Market on September 19, 2013.  The aggregate net proceeds received by the Company from the offering were $86.8 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.  Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 18,516,993 shares of common stock and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 141,370 shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $2.0 million to additional paid-in capital.  Additionally, the Company is now authorized to issue 175,000,000 shares of common stock and 25,000,000 shares of undesignated preferred stock.

On September 24, 2013 the Company also completed the sale of a private placement of 666,667 shares of common stock to Celgene Corporation at the IPO price of $15.00 per share concurrent with and at the same offer price as the IPO.  The aggregate net proceeds received by the Company from the concurrent private placement were $10.0 million.

On August 23, 2013, the board of directors and the stockholders of the Company approved a one-for-four reverse stock split of the Company’s outstanding common stock, which was effected on September 3, 2013. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. The Company’s historical share and per share information have been retroactively adjusted to give effect to this reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

The accompanying condensed financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of September 30, 2013, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Prospectus, have not changed.

3. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts expensed during the reporting period. Actual results could materially differ from those estimates.

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: revenue recognition, stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-classified warrants, accrued expenses, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

The Company utilized significant estimates and assumptions in determining the fair value of its common stock prior to the completion of the IPO. The Board determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of redeemable convertible preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event, such as an IPO or sale of the Company.

4. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment. All material long-lived assets of the Company reside in the United States. The Company does use contract research organizations (CROs) and research institutions located outside the United States. Some of these expenses are subject to collaboration reimbursement which is presented as a component of cost sharing, net in the statement of operations and comprehensive loss.

5. Cash and Cash Equivalents and Restricted cash

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. As of September 30, 2013 and December 31, 2012, the Company maintained letters of credit totaling $0.9 million held in the form of a money market account as collateral for the Company’s facility lease obligations and its credit cards.

6. Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash and accounts receivable. The Company maintains its cash and cash equivalent balances in the form of money market accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

The Company routinely assesses the creditworthiness of its customers and collaboration partners. The Company has not experienced any material losses related to receivables from individual customers and collaboration partners, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

7. Fair Value Measurements

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

•                  Level 1—Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates, and yield curves.

•                  Level 3—Unobservable inputs developed using estimates of assumptions developed by the Company, which reflect those that a market participant would use.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Items measured at fair value on a recurring basis include warrants to purchase redeemable convertible preferred stock and warrants to purchase common stock (Note 7). During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs.

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$116,382	$—	$—	$116,382
Restricted cash	913	—	—	913
Total assets	$117,295	$—	$—	$117,295
Liabilities:
Warrants to purchase redeemable convertible preferred stock	$—	$—	$—	$—
Warrants to purchase common stock	—	—	16,526	16,526
Total liabilities	$—	$—	16,526	16,526

	December 31, 2012
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$36,847	$—	$—	$36,847
Restricted cash	913	—	—	913
Total assets	$37,760	$—	$—	$37,760
Liabilities:
Warrants to purchase redeemable convertible preferred stock	$—	$—	$1,422	$1,422
Warrants to purchase common stock	—	—	5,229	5,229
Total liabilities	$—	$—	$6,651	$6,651

The following table sets forth a summary of changes in the fair value of the Company’s preferred and common stock warrant liability, which have been classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$7,390	$5,089	$6,651	$4,393
Change in fair value	11,149	(132)	12,649	564
Exercises	—	—	(678)	—
Repurchases	—	—	(83)	—
Conversions	(2,013)	—	(2,013)	—
Ending balance	$16,526	$4,957	$16,526	$4,957

The money market funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2013 or the year ended December 31, 2012 except for the transfer out of the warrants to purchase redeemable convertible preferred stock as described below.

During the three and nine months ended September 30, 2013, as a result of the closing of the IPO, the warrants to purchase preferred stock were converted to warrants to purchase common stock.  The resulting warrants to purchase common stock meet the criteria to be classified as permanent equity and are no longer required to be measured at fair value at each reporting period.

The fair value of the warrants to purchase preferred stock that were classified as liabilities was estimated using the Black-Scholes option pricing model at the date of issuance and on each re-measurement date. This method of valuation involves using inputs such as the fair value of the Company’s various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates, and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. See Note 12 for further discussions of the accounting for the warrants, as well as for a summary of the significant inputs and assumptions used to determine the fair value of the warrants.

The fair value of warrants to purchase common stock that are classified as liabilities is estimated using a Monte Carlo model.  This method of valuation involves using inputs such as the fair value of a share of common stock, stock price volatility, and the contractual term of the warrants.  Due to the nature of these inputs, the valuation fo the warrants is considered a Level 3 measurement.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the nine months ended September 30, 2013 or the year ended December 31, 2012.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2013 and December 31, 2012, the Company does not have any significant uncertain tax positions.

8. Net Loss Per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Outstanding stock options	3,667	3,352	3,690	3,232
Common stock warrants	881	884	874	884
Preferred stock	16,658	18,166	17,609	18,166
Preferred stock warrants	130	248	152	248
	21,336	22,650	22,325	22,530

9. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Comprehensive loss has been disclosed in the accompanying statements of operations and comprehensive income (loss) and equals the Company’s net loss for all periods presented.

10.  Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

11. Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

12. Warrants

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	September 30, 2013	December 31, 2012	Price Per Share	Expiration	September 30, 2013	December 31, 2012
Warrant to purchase Series A Preferred Stock	—	107	$4.00	February 28, 2013	N/A(1)	Liability
Warrants to purchase Series B Preferred Stock	—	32	7.40	December 21, 2013	N/A(2)	Liability
Warrants to purchase Series C-1 Preferred Stock	—	46	10.92	June 25, 2019	N/A(2)	Liability
Warrants to purchase Series D-1 Preferred Stock	—	64	12.56	March 18, 2020	N/A(2)	Liability
Warrants to purchase Common Stock	32	—	7.40	December 21, 2013	Equity(2)	N/A
Warrants to purchase Common Stock	46	—	10.92	June 25, 2019	Equity(2)	N/A
Warrants to purchase Common Stock	64	—	12.56	March 18, 2020	Equity(2)	N/A
Warrants to purchase Common stock	858	872	5.88	June 10, 2020 - July 9, 2020	Liability	Liability
Warrants to purchase Common stock	13	13	4.00 - 7.40	March 31, 2015 - December 31, 2017	Equity(3)	Equity
All warrants	1,013	1,134	$6.56

(1)	On February 6, 2013, the warrant holder exercised a warrant to purchase 107 shares of Series A Preferred Stock on a net basis, resulting in the issuance of 47 shares of Series A Preferred Stock.

(2)

Warrants to purchase Series B Preferred Stock, Series C-1 Preferred Stock, and Series D-1 Preferred Stock were converted to warrants to purchase common stock at the closing of the IPO on September 24, 2013.

(3)

Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to December 31, 2012. See discussion below for further details.

In connection with various financing transactions that were consummated in periods prior to December 31, 2012, the Company issued warrants for the purchase of up to 106,500 shares of the Company’s Series A redeemable convertible preferred stock (Series A Preferred Stock), 31,891 shares of the Company’s Series B redeemable convertible preferred stock (Series B Preferred Stock), 45,786 shares of the Company’s Series C-1 redeemable convertible preferred stock (Series C-1 Preferred Stock), and 63,693 shares of the Company’s Series D-1 redeemable convertible preferred stock (Series D-1 Preferred Stock). Each warrant was immediately exercisable. The warrants to purchase Series A and Series B Preferred Stock expire seven years from the original date of issuance, while the warrants to purchase Series C-1 and Series D-1 Preferred Stock expire ten years from the original date of issuance. The warrants to purchase shares of the Company’s preferred stock have an exercise price equal to the original issuance price of the underlying instrument. Each warrant is exercisable on either a physical settlement or net share settlement basis and the redemption provisions are outside the control of the Company.  In connection with the closing of the Company’s IPO on September 24, 2013, the outstanding warrants to purchase Series B Preferred Stock, Series C-1 Preferred Stock, and Series D-1 Preferred Stock were converted into warrants to purchase common stock   The exercise prices for each of these warrants remained unchanged.

The Company follows the provisions of ASC Topic 480, Issuer’s Accounting for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable, which requires that warrants to purchase redeemable preferred stock be classified as liabilities. In addition, the value of the warrants is remeasured to the then-current fair value at each reporting date. Changes in fair value are recorded to other income (expense), net. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, the Company remeasured the fair value of all of its outstanding warrants to purchase shares of the Company’s preferred stock up until the conversion of such warrants on September 24, 2013, using current assumptions, resulting in an increase in fair value of $1.0 million, $0.0 million, $1.3 million and $0.0 million, respectively, which was recorded in other expense, net in the accompanying statements of operations and comprehensive loss. As a result of the closing of the IPO and the resulting conversion of the warrants to purchase preferred shares into warrants to purchase common stock, the fair value of the warrant liability at September 24, 2013 was reclassified to permanent equity and therefore, is no longer subject to remeasurement.

In December 2012, the Company modified the warrant to purchase 106,500 shares of Series A Preferred Stock and extended the expiration date from December 21, 2012 to February 28, 2013. During the nine months ended September 30, 2013, the holder of the warrant exercised the warrant on a net basis, resulting in the issuance of 46,668 shares of Series A Preferred Stock. Upon exercise, the Company re-measured the fair value of the warrant and recorded the resulting increase in fair value of $0.1 million as other expense in the accompanying statement of operations and comprehensive loss for the nine months ended September 30, 2013.

In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company’s common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the preferred stock issued of $3.0 million, and the preferred stock was being accreted to the redemption value. At the end of each reporting period, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an increase (decrease) in fair value of $10.1 million, ($0.1 million), $11.3 million, and $0.5 million, respectively, which was recorded in other expense in the accompanying statements of operations and comprehensive loss for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. On March 31, 2013, the Company retired 13,994 warrants to purchase common stock as a consequence of a repurchase of shares from an investor. All remaining outstanding warrants were fully vested and exercisable as of September 30, 2013 and December 31, 2012.

In connection with various financing transactions that were consummated in periods prior to December 31, 2012, the Company issued warrants to purchase up to 12,634 shares of common stock. The awards of warrants to purchase shares of common stock are accounted for as equity instruments. The warrants are exercisable at any time through their respective expiration dates. The fair value at issuance was calculated using the Black-Scholes option-pricing model, and was charged to interest expense during the periods the related debt was outstanding.

The Company issued warrants to purchase up to 41,388 shares of common stock in periods prior to December 31, 2012 in exchange for consulting services provided by a third party pursuant to stand-alone award agreements that are independent of an equity incentive plan. The warrants vested upon achievement of four milestones and were outstanding for approximately seven years from the date of issuance. There were no exercises, cancellations, or expirations of warrants during the year ended December 31, 2012.

Fair Value

The fair value of the warrants to purchase preferred stock on the date of issuance and on each re-measurement date for those warrants to purchase preferred stock classified as liabilities, was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of the Company’s various classes of preferred stock and common stock, stock price volatility, contractual term of the warrants, risk free interest rates, and dividend yields. The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants to purchase common stock are classified as liabilities and are estimated using the Monte Carlo simulation framework, which incorporated three future financing events over the remaining life of the warrants to purchase common stock. Due to the nature of these inputs and the valuation techniques utilized, the valuation of the warrants to purchase preferred stock and common stock are considered a Level 3 measurement (Note 7).

13. Commitments and Contingencies

Legal Proceedings

On October 18, 2012, the Salk Institute for Biological Studies (Salk) filed a complaint in the Massachusetts Superior Court for Suffolk County, alleging that the Company breached one of the Company’s two licensing agreements with Salk. The licensing agreement in dispute provides the Company with a license with respect to certain of Salk’s U.S. patents related to the ActRIIB activin receptor proteins. Salk contends that, under the licensing agreement, the Company owed Salk a greater share of the upfront payment that it received under its now-terminated agreement with Shire AG regarding ACE-031 and a share of the upfront payment and development milestone payments that the Company has received under its ongoing collaboration agreement with Celgene regarding ACE-536. Salk is seeking a total of approximately $10.5 million plus interest in payment and a 15% share of future development milestone payments received under the agreement with Celgene regarding ACE-536. The Company contends that no additional amounts are due to Salk and that it has complied with all of its payment obligations under the applicable Salk license agreement.

The Company moved to dismiss the complaint on December 3, 2012. The Court denied the Company’s motion on February 28, 2013. On March 14, 2013, Acceleron answered the complaint and asserted patent invalidity counterclaims. On the basis of those counterclaims, Acceleron removed the action on March 28, 2013 to the United States District Court for the District of Massachusetts. The parties have since reached an agreement on a stipulation as to certain patent issues raised in the action, and Acceleron has dismissed its counterclaims. The Court held an initial scheduling conference on May 30, 2013, and the parties have begun fact discovery. The case is currently scheduled for trial in September 2014. The Company intends to defend its position vigorously.

The Company evaluated the suit under ASC Topic 450, Contingencies, as a loss contingency. The estimated loss from a loss contingency shall be accrued if information available before the financial statements are issued indicates that it is probable a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established a reserve with respect to the dispute as of September 30, 2013 or December 31, 2012.

The Company’s estimates can be affected by various factors. As of December 31, 2012 and September 30, 2013, management has determined a loss is reasonably possible. Although the Company believes it would successfully defend the lawsuit, the Company has in the past participated in settlement discussions with Salk. Accordingly, the Company has estimated the range of possible losses as of September 30, 2013 and December 31, 2012 to be between $0 and $10.5 million plus interest.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2013 and December 31, 2012, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 14 for discussion of these arrangements.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

14. Significant Agreements

Celgene

Overview

On February 20, 2008 the Company entered into a collaboration, license, and option agreement (the Sotatercept Agreement) with Celgene Corporation (Celgene) relating to sotatercept. On August 2, 2011, the Company entered into a second collaboration, license and option agreement with Celgene for ACE-536 (the ACE-536 Agreement), and also amended certain terms of the Sotatercept Agreement. These agreements provide Celgene exclusive licenses for Sotatercept and ACE-536 in all indications, as well as exclusive rights to obtain a license to certain future compounds. Celgene is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases.

Sotatercept Agreement

Under the terms of the Sotatercept Agreement, the Company and Celgene collaborate worldwide for the joint development and commercialization of sotatercept. The Company also granted Celgene an option to license three discovery stage compounds. Under the terms of the agreement, the Company and Celgene will jointly develop, manufacture and commercialize sotatercept. Celgene paid $45.0 million of nonrefundable, upfront license and option payments to the Company upon the closing of the Sotatercept Agreement.

The Company retained responsibility for research, development through the end of Phase 2a clinical trials, as well as manufacturing the clinical supplies for these trials. These activities were substantially completed in 2011. Celgene is conducting the ongoing Phase 2 trials for myelodysplastic syndromes (MDS), chronic kidney disease, and β-thalassemia and will be responsible for any Phase 3 clinical trials, as well as additional Phase 2 clinical trials, and will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third party contract manufacturing organizations. Under the agreement, the Company was eligible to receive clinical milestones of up to $88.0 million, regulatory milestones of up to $272.0 million, and commercial milestones of up to $150.0 million for sotatercept. Clinical milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon the acceptance of the marketing application and upon the approval to market a product candidate by the Food and Drug Administration (FDA) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by Celgene in countries outside of North America. In addition, to the extent sotatercept is commercialized, the Company would be entitled to receive tiered royalty payments in the low-to-mid twenty percent range of net sales from sales generated from all geographies. Royalty payments are subject to certain reductions, including for entry of a generic product onto the market.

Additionally, for three named discovery-stage option programs the Company was eligible to receive option fees of up to $30.0 million, clinical milestones of up to $53.3 million, regulatory milestones of up to $204.0 million, and commercial milestones of up to $150.0 million for each option program. Clinical milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon the acceptance of the marketing application and upon the approval to market a product candidate by the FDA or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by Celgene in countries outside of North America. Option fee payments are triggered upon license of any of the option programs by Celgene. In addition, to the extent an option compound is commercialized, the Company would be entitled to receive tiered royalty payments in the low-to-mid twenty percent range of net sales from sales generated from all geographies. Royalty payments are subject to certain reductions, including for entry of a generic product onto the market. None of the three discovery stage programs has advanced to the stage to achieve payment of a milestone.

In connection with entering into the Sotatercept Agreement, Celgene purchased 457,875 shares of Series C-1 Preferred Stock at the aggregate purchase price of $5.0 million. The Series C-1 Preferred Stock was purchased at an amount that was deemed to represent fair value at the time of purchase. Concurrent with the IPO, Celgene purchased 666,667 shares of Common Stock at the IPO offer price of $15.00 per share.

Commensurate with the execution of the ACE-536 Agreement described below, the Company and Celgene agreed to modify the terms of the Sotatercept Agreement. The modified terms included: (1) a change to the responsibility for development costs to align with the ACE-536 Agreement, with Celgene responsible for more than half of the worldwide costs through December 31, 2012, and 100% of the development costs thereafter, (2) future contingent development milestones for sotatercept were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $27.0 million and regulatory milestones of $190.0 million from a four-category (various cancer indications) structure and, (3) future contingent development milestones for option compounds were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $25.5 million and regulatory milestones of $142.5 million from a four-category (various cancer indications) structure, and (4) an option to buy down tiered royalty payments on both Sotatercept and ACE-536 with a one-time $25.0 million payment on or prior to January 1, 2013. The potential commercial milestones remained unchanged. To date, the Company has received $34.5 million in research and development funding and milestone payments for sotatercept under the original and modified agreements. The next likely clinical milestone payment would be $7.0 million and result from Celgene’s start of a Phase 2b clinical trial in chronic kidney disease.

The Sotatercept Agreement will expire on a country-by-country basis on the occurrence of both of the following: (1) the expiration of the royalty term with respect to all license products in such country, and (2) the exercise or forfeiture by Celgene of its option with regard to each option compound. The royalty term for each licensed product in each country outside North America is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage or a specified period of years. The royalty term for each licensed product in North America is the period commencing with the first commercial sale in North America and ending, on a licensed product and country-by-country basis on the date which commercialization of such licensed product has ceased. The term for each option compound runs for a specified period of years unless Celgene exercises its option, in which case the compound becomes a licensed product, or forfeits its option by failing to make certain payments following the achievement of certain milestones in early clinical development of the option compound.

Celgene has the right to terminate the agreement with respect to one or more licensed targets or in its entirety, upon 180 days’ notice (or 45 days’ notice if the licensed product has failed to meet certain end point criteria with respect to clinical trials or other development activities). The agreement may also be terminated in its entirety by either Celgene or the Company in the event of a material breach by the other party or in the event of a bankruptcy filing of the other party. There are no cancellation, termination or refund provisions in this arrangement that contain material financial consequences to the Company.

ACE-536 Agreement

Under the terms of the ACE-536 Agreement, the Company and Celgene collaborate worldwide for the joint development and commercialization of ACE-536. The Company also granted Celgene an option for future products for which Acceleron files an Investigational New Drug application for the treatment of anemia. Celgene paid $25.0 million on the closing of the ACE-536 Agreement in August, 2011.

The Company retains responsibility for research, development through the end of Phase 1 and initial Phase 2 clinical trials, as well as manufacturing the clinical supplies for these studies. Celgene will conduct subsequent Phase 2 and Phase 3 clinical studies. Acceleron will manufacture ACE-536 for the Phase 1 and Phase 2 clinical trials and Celgene will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third party contract manufacturing organizations. The Company is eligible to receive clinical milestones of up to $32.5 million, regulatory milestones of up to $105.0 million and commercial milestones of up to $80.0 million for ACE-536. The Company will receive additional, lower development, regulatory, and commercial milestones for any additional products for the treatment of anemia on which Celgene exercises an option. Clinical milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon the acceptance of the marketing application and upon approval to market a protein therapeutic candidate by the FDA or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by Celgene in countries outside of North America. In addition, to the extent ACE-536 is commercialized, the Company would be entitled to receive tiered royalty payments in the low-to-mid twenty percent range of net sales from sales generated from all geographies. Royalty payments are subject to certain reductions, including for entry of a generic product onto the market.

Through September 30, 2013, the Company has received $28.3 million in research and development funding and milestone payments for ACE-536. The next likely clinical milestone payment would be $15.0 million and result from the start of a Phase 3 study in MDS or β-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia. Accordingly, there is no assurance that the Company will generate future value from additional programs.

The ACE-536 Agreement will expire on a country-by-country basis on the occurrence of both of the following: (1) the expiration of the royalty term with respect to all license products in such country, and (2) the end of the option term. The royalty term for each licensed product in each country outside North America is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage or a specified period of years. The royalty term for each licensed product in North America is the period commencing with the first commercial sale in North America and ending, on a licensed product and country-by-country basis on the date which commercialization of such licensed product has ceased. The option term runs until the later of (1) the date on which no development or commercialization activities are ongoing or are expected to commence for any licensed products under the ACE-536 Agreement; (2) the date on which no development or commercialization activities are ongoing or are expected to commence for any licensed products under the Sotatercept Agreement and all option rights under the Sotatercept Agreement have been forfeited with respect to each option compound where Celgene has made a payment with respect to such compound; and (3) the royalty term for all licensed products under the ACE-536 Agreement and the Sotatercept Agreement has ended; provided that if at the time the option term would otherwise end any option compounds under the ACE-536 Agreement are in clinical development the option term shall continue until Celgene’s rights to such compound are either exercised or forfeited.

Celgene has the right to terminate the ACE-536 Agreement with respect to one or more licensed targets or in its entirety, upon 180 days’ notice (or 45 days’ notice if the licensed product has failed to meet certain end point criteria with respect to clinical trials or other development activities), provided that Celgene may not terminate the ACE-536 Agreement prior to the completion of the on-going ACE-536 β -thalassemia and ACE-536 MDS Phase 2 clinical trials, except under certain conditions. The agreement may also be terminated in its entirety by either Celgene or the Company in the event of a material breach by the other party or in the event of a bankruptcy filing of the other party. There are no cancellation, termination or refund provisions in this arrangement that contain material financial consequences to the Company.

Both Agreements

The Company and Celgene shared development costs under the Sotatercept and ACE-536 Agreements through December 31, 2012. As of January 1, 2013, Celgene is responsible for paying 100% of worldwide development costs under both agreements. Celgene will be responsible for all commercialization costs worldwide. The Company has the right to co-promote sotatercept, ACE-536 and future products under both agreements in North America. Celgene’s option to buy down royalty rates for sotatercept and ACE-536 expired unexercised and, therefore, the Company will receive tiered royalties in the low-to-mid twenty percent range on net sales of sotatercept and ACE-536. The royalty schedules for sotatercept and ACE-536 are the same.

Accounting Analysis

Prior to 2011, the Company accounted for the Sotatercept Agreement, as a multiple element arrangement under ASC 605-25 (prior to the amendments of ASU 2009-13). The Company identified the following deliverables under the arrangement; (1) the license to the ActRIIA compound, (2) right to license option program compounds, (3) participation in the joint development committee, (4) participation in the joint commercialization committee and (5) research and development activities. Under the provisions of ASC 605- 25, applicable to the arrangement, since the Company could not establish VSOE for the undelivered elements, the Company was required to recognize the initial consideration, consisting of the $45.0 million of nonrefundable upfront license and option payments, over the period the undelivered elements were to be delivered, which was initially estimated to be 15 years. As of the date of the modification of the agreement, there was approximately $34.7 million of deferred revenue under the arrangement.

As a result of the material modifications to the cost sharing obligations, milestone payments structure and royalty payment structure, the Company concluded the modification represented a significant modification under ASU 2009-13, which required the Company to apply the updated provisions of ASU 2009-13 subsequent to the modification.

Because the ACE-536 Agreement and the amendment to the Sotatercept Agreement were negotiated in contemplation of each other, and the Company had not yet completed all of its obligations pursuant to the Sotatercept Agreement, the agreements were considered one arrangement for accounting purposes. The deliverables under the combined arrangement include: (1) licenses to develop and commercialize sotatercept and ACE-536, (2) performance of research and development services, (3) participation on the joint development committees, and (4) the performance of manufacturing services to provide clinical material to Celgene. The Company has determined the option to future products related to the treatment of anemia represents a substantive option. The Company is under no obligation to discover, develop or deliver any new compounds that modulate anemia and Celgene is not contractually obligated to exercise the option. As a result, the Company is at risk as to whether Celgene will exercise the option.

All of these deliverables identified in the arrangement were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in making this determination included, among other things, the subject of the licenses, the nature of the research and development services, and the capabilities of Celgene.

The total arrangement consideration of $77.7 million under the ACE-536 Agreement and amended Sotatercept Agreement consisted of (1) the $25.0 million up-front payment for the license of ACE-536, (2) the remaining deferred revenue from the Sotatercept Agreement of $34.7 million, and (3) estimated payments for development activities and manufacturing services of $18.0 million. The Company used its BESP for each of the undelivered elements as the Company did not have VSOE or TPE of selling price for each deliverable. The Company’s BESP considered its development plan for the compounds, expected manufacturing services, and reimbursement from Celgene (reimbursement of more than half of development expenses through December 31, 2012 and 100% thereafter). The Company determined its BESP for each of the undelivered elements under the arrangements as of the arrangement execution date as follows:

•                  $18.8 million for research and development services

•                  $2.9 million for the sotatercept joint development committee

•                  $3.7 million for the ACE 536 joint development committee

•      $2.8 million for the manufacturing services

After determining BESP of the undelivered elements, the remaining consideration of $49.5 million was recognized upon execution of the arrangements. The difference between the estimated payments of $18.0 million and the estimated selling prices which totaled $28.2 million, using BESP, for undelivered elements was $10.2 million. This amount was deferred at inception and will be recognized as the undelivered elements are delivered, using the proportional performance method, or ratably in the case of performance on the Joint Development Committee.

As noted above, the total arrangement consideration includes estimated payments for development activities and manufacturing services identified at the outset of the ACE-536 Agreement and amended Sotatercept Agreement. At the end of each reporting period, the Company reassesses the estimated payments to be received related to these services and the BESP of the undelivered elements based upon the Company’s current estimates. The Company accounts for such changes as a change in accounting estimate and the cumulative impact of any change is reflected in the period of change.

During 2011, the Company achieved a $7.5 million clinical milestone under its ACE-536 Agreement, related to the dosing of the first patient in a multiple-dose clinical trial. The Company evaluated the milestone and determined that it was not substantive, as there was no significant uncertainty to achieving the milestone upon execution of the ACE-536 Agreement. As such, the Company allocated the $7.5 million payment based on the allocation of arrangement consideration determined at the execution date of the ACE-536 Agreement and amended Sotatercept Agreement. Based on this allocation, the Company recognized $4.8 million of the payment upon achievement, with the remaining $2.7 million recognized as revenue as the undelivered elements are delivered, consistent with the treatment of the up-front payment. During January 2013, the Company achieved a $10.0 million clinical milestone under its ACE-536 Agreement, related to the dosing of the first patient for a Phase 2 clinical trial. The Company evaluated the milestone and deemed it to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, recognized the $10.0 million payment in revenue during the nine months ended September 30, 2013. The remaining development milestones under the ACE-536 and Sotatercept Agreements were deemed to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve the milestones, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, the Company recognized $0.6 million, $0.5 million, $1.7 million and $1.5 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying statements of operations and comprehensive loss.

Pursuant to the terms of the agreement, Celgene and the Company share development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and ACE-536 until December 31, 2012 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Celgene for research and development costs incurred by Celgene are recorded as a reduction to cost-sharing revenue. During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012 the Company recorded net cost-sharing revenue of $3.6 million, $0.8 million, $9.0 million and $2.1 million, respectively, which includes payments to Celgene of, zero, $0.6 million, zero and $1.9 million, respectively, which were recorded as contra-revenue.

Other Agreements

Shire License

In September 2010, the Company entered into a license and collaboration agreement granting Shire AG the exclusive right to develop, manufacture and commercialize ActRIIB compounds in territories outside North America. Shire also received the right to conduct research and manufacture commercial supplies in North America for ActRIIB compounds. The lead ActRIIB compound was designated ACE-031. Under the initial development plan, the companies share the costs associated with developing and commercializing ACE-031, in Duchenne Muscular Dystrophy. In September 2010, Shire made a nonrefundable, up-front license payment to the Company of $45.0 million. In accordance with the Company’s revenue recognition policy prior to the adoption of ASU 2009-13, the up-front license payment of $45.0 million was deferred, and will be recognized as revenue ratably over three years, which represented the original period over which the Company expected to perform and deliver research and development and manufacturing services. On February 8, 2011, the FDA placed ACE-031 on clinical hold. The Company re-assessed the duration of its deliverables under the license agreement and estimated the new term to be approximately five years. The adjustment was treated as a change in accounting estimate with the remaining deferred revenue of $38.8 million at February 8, 2011, recognized prospectively over the new period of research and development and manufacturing services. In April 2013, the Company and Shire determined not to further pursue development of ACE-031 and Shire sent the Company a notice of termination for the ACE-031 collaboration. The collaboration terminated effective June 30, 2013. At December 31, 2012, the Company had classified the remaining deferred revenue as current in the balance sheet. Upon the effectiveness of the termination of the Shire Agreement in the second quarter of 2013, the Company accelerated the recognition of $22.4 million of remaining deferred revenue from upfront non-refundable payments received under the Shire Agreement as it had no further obligation for deliverables under the Shire Agreement. During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, the Company recognized zero, $1.9 million, $24.3 million and $5.7 million, respectively of the up-front, non-refundable payments as license and milestone revenue in the accompanying statements of operations and comprehensive loss.

The agreement also included contingent milestone payments, based on the achievement of development milestones totaling $223.8 million and commercial milestones of $228.8 million for ActRIIB compounds. The milestones under the Shire Agreement were deemed to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company recognized payments related to the achievement of such milestones, if any, when such milestone was achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve the milestones, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

Pursuant to the terms of the agreement, Shire and the Company shared development costs, with Shire responsible for 65% of the costs for ACE-031 and 55% of the costs for licensed compounds other than ACE-031. Payments from Shire with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Shire for research and development costs incurred by Shire are recorded as a reduction to cost-sharing revenue. During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, the Company recorded net cost-sharing revenue of zero, $0.6 million, $0.6 million, and $1.9 million, respectively, which includes payments to Shire of zero, $0.2 million, $0.2 million, and $0.6 million, respectively, which are recorded as contra-revenue in the accompanying statements of operations and comprehensive loss.

Other

The Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub- licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004, to research and development expense. We also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for ACE-536. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products developed under the licenses. During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, the Company paid and expensed milestones and fees defined under the agreement totaling $50,000, zero, $50,000, and zero respectively.

The Company entered into another license agreement with certain individuals for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the individuals. We agreed to pay specified development and sales milestone payments aggregating up to $1.0 million relating to the development and commercialization of dalantercept. In addition, we are required to pay royalties in the low single-digits on worldwide net product sales of dalantercept, with royalty obligations continuing at a 50% reduced rate for a period of time after patent expiration. If we sublicense our patent rights, we will owe a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. During the nine months ended September 30, 2013 and 2012, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.

During 2012, the Company executed a license agreement with a research institution for an exclusive, sublicensable, worldwide, royalty-bearing license. The Company is obligated to pay development milestones and commercial milestone fees totaling up to $1.0 million. Under the agreement, if the Company uses the inventors in the clinical research, the development milestones are waived and commercial milestones shall change to $0.8 million plus any waived milestones. The Company will also pay $25,000 annually upon first commercial sale as well as royalties of 1.5% of net sales on any products developed under the patents. During the nine months ended September 30, 2013 and 2012, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.

15. Stock-Based Compensation

The Company’s 2003 Stock Option and Restricted Stock Plan (the 2003 Plan) provides for the issuance of stock options, restricted stock awards, and restricted stock to employees, officers, directors, consultants, and key personnel of the Company as determined by the Board. As of September 30, 2013, the total number of shares of common stock which may be issued under the 2003 Plan was 4,937,500. The number of options available for future grant was 155,884 at September 30, 2013. This number can be increased by the Board, subject to the approval of the shareholders

The Company has not granted unrestricted stock awards under the Plan since its inception. Stock options carry an exercise price equal to the estimated fair value of the Company’s common stock on the date of grant. Options generally expire ten years following the date of grant. Stock options and restricted stock awards typically vest over four years, but vesting provisions can vary based on the discretion of the Board.

Shares of the Company’s common stock underlying any awards that are forfeited, canceled, withheld upon exercise of an option, or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares of the Company’s common stock, or otherwise terminated other than by exercise will be added back to the shares of common stock available for issuance under the 2003 Plan. Shares available for issuance under the 2003 Plan may be authorized but unissued shares of the Company’s common stock or shares of the Company’s common stock that have been reacquired by the Company.

The Company recognized stock-based compensation expense totaling $0.5 million, $0.3 million, $1.4 million and $0.9 million during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively.

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$149	$137	$460	$374
General and administrative	344	196	981	487
	$493	$332	$1,441	$861

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected volatility	—%	66.9%	70.3%	66.9%
Expected term (in years)	—	6.0	6.0	6.0
Risk-free interest rate	—%	0.9%	1.4%	0.9%
Expected dividend yield	—%	—%	—%	—%

Fair Value of Underlying Instrument

The Company estimates the fair value of its stock-based awards to employees using the Black-Scholes option pricing model.

Expected Volatility

The Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly-traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the associated award. The companies were selected based on their enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the associated award. A decrease in the selected volatility would decrease the fair value of the underlying instrument.

Expected Term

The Company estimates the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data.

Risk-Free Interest Rate

The Company estimated the risk-free interest rate in reference to the yield on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. A decrease in the selected risk-free rate would decrease the fair value of the underlying instrument.

Expected Dividend Yield

The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in the continued growth of the business. Accordingly, the Company assumed an expected dividend yield of 0.0%.

Stock Options

The following table summarizes the stock option activity under the 2003 Plan during the year ended December 31, 2012 and the nine months ended September 30, 2013 (in thousands):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2012	3,730	$4.16	6.62
Granted	9	$9.64
Exercised	(38)	$1.34
Canceled or forfeited	(45)	$4.31
Outstanding at September 30, 2013	3,656	$4.18	6.00	$65,987
Exercisable at September 30, 2013	2,665	$3.78	5.12	$49,173
Vested and expected to vest at September 30, 2013(2)	3,604	$4.16	5.96	$65,113

(1)                                 The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2013.

(2)                                 This represents the number of vested options at September 30, 2013, plus the number of unvested options expected to vest at September 30, 2013, based on the unvested options outstanding at September 30, 2013, adjusted for the estimated forfeiture rate.

During the nine months ended September 30, 2013, the Company granted stock options to purchase an aggregate of 8,750 shares of its common stock, with a weighted-average grant date fair value of options granted of $9.64.

During the nine months ended September 30, 2013, current and former employees of the Company exercised a total of 37,532 options, resulting in total proceeds of $50,000.

The intrinsic value of options exercised during the nine months ended September 30, 2013 was $306,000.

As of September 30, 2013, there was $3.3 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

On September 4, 2013, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2013 Plan which is comprised of (i) the remaining 155,884 shares reserved for issuance under the 2003 Plan and (ii) an additional 1,344,116 shares. The 2013 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2014, by the lesser of (i) 3,150,000 shares, or (ii) 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. No grants were made under the 2013 Plan, as of September 30, 2013.

On September 4, 2013, the company adopted the 2013 Employee Stock Purchase Plan (the 2013 ESPP). Under the 2013 ESPP, 275,000 shares of the Company’s common stock will be available for issuance and eligible employees of the Company may purchase shares of common stock during pre-specified purchase periods at a price equal to the lesser of 85% of the fair market value of a share of its common stock at the beginning of the purchase period or 85% of the fair market value of a share of its common stock at the end of the purchase period. As of September 30, 2013, the initial purchase period under the 2013 ESPP has not yet commenced.

16. Income Taxes

The Company provides for income taxes under ASC Topic 740, Accounting for Income Taxes. Under ASC Topic 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three and nine months end September 30, 2013 and 2012, the Company did not record a current or deferred income tax expense or benefit.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2013 and December 31, 2012.

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2009 through December 31, 2012. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

17. Long-Term Debt

On June 7, 2012, the Company entered into a loan and security agreement (the Loan Agreement) with three lenders, pursuant to which the Company received a loan in the aggregate principal amount of $20.0 million. The Company is required to repay the aggregate principal balance under the Loan Agreement in 42 months. The first 12 payments are interest only and the remaining 30 payments are equal monthly installments of principal plus interest. The Loan Agreement provided that the interest only period could be extended under certain circumstances. The Company did not trigger the requirements and began paying principal in July 2013.

Per annum interest is payable at the 8.5%. The Loan Agreement also included a closing fee of $0.2 million. The Company is amortizing the cost over the 42 months of loan. The Loan Agreement is also subject to an additional deferred payment of $1.2 million due with the final payment. The Company is recording the deferred payment to interest expense over the term of the Loan Agreement. The resulting effective interest rate is approximately 11.8%. The company is not subject to any financial covenants and the Loan Agreement is secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the Loan Agreement, except for intellectual property.

The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement or upon the liens of the lenders on such collateral or upon the priority of such liens. As of September 30, 2013 and December 31, 2012, there have been no events of default under the loan. As of September 30, 2013 and December 31, 2012, the principal balance outstanding was $18.2 million and $20.0 million, respectively.

The roll-forward of the notes payable balance during the nine months ending September 30, 2013, was as follows (in thousands):

Total notes payable (current and long -term portions) balance as of December 31, 2012	$20,193
Interest accrued	257
Repayment of long-term debt	(1,815)
18,635
Less current portion	(7,656)
Noncurrent financing obligations as of September 30, 2013	$10,979

18. Related Party Transactions

Celgene Corporation (Celgene)

In connection with its entry into the collaboration agreement with Celgene, on February 2008, the Company sold Celgene 457,875 shares of its Series C-1 Preferred Stock. As part of the Company’s June 2010 Series E financing, Celgene purchased 36,496 shares of Series E Preferred Stock and received warrants to purchase 38,979 shares of common stock. As part of the Company’s December 2011 Series F financing, Celgene purchased 1,990,446 shares of Series F Preferred Stock. In connection with the Company’s September 2013 initial public offering, Celgene purchased 666,667 shares of common stock. As a result of these transactions, Celgene owned 9.8% and 9.9% of the Company’s fully diluted equity as of September 30, 2013 and December 31, 2012, respectively. Refer to Note 14 for additional information regarding this collaboration agreement.

During the nine months ended September 30, 2013, the Company recognized $20.8 million in collaboration revenue under the Celgene collaboration arrangement and, as of September 30, 2013, had $8.6 million of deferred revenue related to the Celgene collaboration arrangement.

The Company recognized revenue from Celgene during the three and nine months ended September 30, 2013 and 2012 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
License and milestone	$638	$535	$11,722	$1,491
Cost sharing, net	3,632	846	9,041	2,106
	$4,270	$1,381	$20,763	$3,597

Alkermes

One of the Company’s directors is also the Chairman, President, and Chief Executive Officer of Alkermes plc, the parent company of Alkermes, with which the Company entered into a collaboration agreement during 2009.

As of December 31, 2012, Alkermes held 695,250 shares of the Company’s Preferred Stock and warrants to purchase 42,624 shares of common stock. Upon the closing of the IPO on September 24, 2013, all of the shares of the Company’s preferred stock held by Alkermes were converted into 718,655 shares of common stock. No research fees were paid to the Company during 2012 or 2013.

Related-Party Receivable

On January 28, 2008, the Company issued a secured promissory note (the Note Receivable) in the amount of $0.2 million to the current chief executive officer of the Company (the CEO). The Note Receivable bears interest at an annual interest rate of 3.11% and was initially repayable on the earlier of January 28, 2011, or the date prior to the date that the Company files a registration statement with the SEC, covering shares of its common stock. The Note Receivable was secured by shares of the Company’s common stock owned by the CEO. On December 22, 2010, the term was extended until January 28, 2014, or the date prior to the date that the Company files a registration statement with the SEC covering shares of its common stock.

                In November 2012, the Company further modified the terms of the Note Receivable, such that in the event that an acquisition event occurs or the company files a registration statement with the SEC on or before the maturity date, the unpaid principal and interest will be forgiven. The Company evaluated the forgiveness provisions and determined that forgiveness was not probable as of December 31, 2012, and as such, continued to record the Note Receivable as an asset at December 31, 2012. As a result of the Company’s filing of a registration statement with the SEC on August 6, 2013 which triggered the forgiveness of the Note Receivable, the Company expensed the unpaid principal and interest expense totaling $0.2 million as compensation expense during the nine months ended September 30, 2013.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-190417), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) on September 6, 2013 (the “Prospectus”).

Certain matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors in this Quarterly Report and the “Risk Factors” section of the Prospectus.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

You should read the following discussion and analysis of financial condition and results of operations together with Part I Item 1 “Financial Information” and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel protein therapeutics for cancer and rare diseases. Our research focuses on the biology of the Transforming Growth Factor-Beta (TGF-β) protein superfamily, a large and diverse group of molecules that are key regulators in the growth and repair of tissues throughout the human body. We are leaders in understanding the biology of the TGF-β superfamily and in targeting these pathways to develop important new medicines. By coupling our discovery and development expertise, including our proprietary knowledge of the TGF-β superfamily, with our internal protein engineering and manufacturing capabilities, we have built a highly productive research & development platform that has generated innovative protein therapeutic candidates with novel mechanisms of action. These differentiated protein therapeutic candidates have the potential to significantly improve clinical outcomes for patients with cancer and rare diseases.

We have three internally discovered protein therapeutic candidates that are currently being studied in 12 ongoing Phase 2 clinical trials, focused on cancer and rare diseases. Our two most advanced protein therapeutic candidates, sotatercept and ACE-536, promote red blood cell production through a novel mechanism. Together with our collaboration partner, Celgene Corporation, which we refer to as Celgene, we are developing sotatercept and ACE-536 to treat anemia and associated complications in patients with β-thalassemia and myelodysplastic syndromes (MDS), red blood cell disorders that are generally unresponsive to currently approved drugs. Our third clinical stage protein therapeutic candidate, dalantercept, is designed to inhibit blood vessel formation through a mechanism that is distinct from, and potentially synergistic with, the dominant class of cancer drugs that inhibit blood vessel formation, the vascular endothelial growth factor (VEGF) pathway inhibitors. We are developing dalantercept primarily for use in combination with these successful products to produce better outcomes for cancer patients.

We are developing sotatercept and ACE-536 through our exclusive worldwide collaborations with Celgene. As of January 1, 2013, Celgene became responsible for paying 100% of worldwide development costs for both programs. We may receive up to $567.0 million of potential development, regulatory and commercial milestone payments still outstanding and, if these protein therapeutic candidates are commercialized, we will receive a royalty on net sales in the low-to-mid 20% range. We also will co-promote sotatercept and ACE-536 in North America, if approved, for which our commercialization costs will be entirely funded by Celgene. We have not entered into a partnership for dalantercept and retain worldwide rights to this program.

To date, our operations have been primarily funded by $105.1 million in equity investments from venture investors prior to the IPO, $96.3 million from public investors, $49.2 million in equity investments from our partners and $192.6 million in upfront payments, milestones, and net research and development payments from our strategic partners.

We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•                  conduct clinical trials for dalantercept;

•                  continue our preclinical studies and potential clinical development efforts of our existing preclinical protein therapeutic candidates;

•                  continue research activities for the discovery of new protein therapeutics;

•                  manufacture protein therapeutics for our preclinical studies and clinical trials;

•                  seek regulatory approval for our protein therapeutics; and

•                  operate as a public company.

We will not generate revenue from product sales unless and until we or a partner successfully complete development and obtain regulatory approval for one or more of our protein therapeutic candidates, which we expect will take a number of years and is subject to significant uncertainty. All current and future development and commercialization costs for sotatercept and ACE-536 are paid by Celgene. If we obtain regulatory approval for dalantercept or any future protein therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our protein therapeutics.

Our ability to generate product revenue and become profitable depends upon our and our partners’ ability to successfully commercialize products. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our protein therapeutics and potentially begin to commercialize any approved products.

Financial Operations Overview

Revenue

Collaboration Revenue

We have not generated any revenue from the sale of products. Our revenue to date has been predominantly derived from collaboration revenue, which includes license and milestone revenues and cost sharing revenue, generated through collaboration and license agreements with partners for the development and commercialization of our protein therapeutics. Cost sharing revenue represents amounts reimbursed by our collaboration partners for expenses incurred by us for research and development activities and, potentially, co-promotion activities, under our collaboration agreements. Cost sharing revenue is recognized in the period that the related activities are performed. To the extent that we reimburse collaborators for costs incurred in connection with activities performed by them, we record these costs as a reduction of cost-sharing revenue.

Costs and Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs directly incurred by us for the development of our protein therapeutic candidates, which include:

•                  direct employee-related expenses, including salaries, benefits, travel and stock-based compensation expense of our research and development personnel;

•                  expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites that will conduct our clinical trials;

•                  the cost of acquiring and manufacturing preclinical and clinical study materials and developing manufacturing processes;

•                  allocated facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other supplies;

•                  expenses associated with obtaining and maintaining patents; and

•                  costs associated with preclinical activities and regulatory compliance.

Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our protein therapeutic candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our protein therapeutic candidates for which we or any partner obtain regulatory approval. We or our partners may never succeed in achieving regulatory approval for any of our protein therapeutic candidates. The duration, costs and timing of clinical trials and development of our protein therapeutic candidates will depend on a variety of factors, including:

•                  the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

•                  future clinical trial results;

•                  potential changes in government regulation; and

•                  the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a protein therapeutic candidate could mean a significant change in the costs and timing associated with the development of that protein therapeutic candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of the clinical development of protein therapeutics, or if we experience significant delays in the enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

From inception through September 30, 2013, we have incurred $277.0 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-β platform protein therapeutics, the discovery and development of preclinical protein therapeutics, and the development of sotatercept, ACE-536 and dalantercept. Beginning January 1, 2013, expenses associated with sotatercept and ACE-536 are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. Of the 12 Phase 2 clinical trials that are underway for sotatercept, ACE-536 and dalantercept, we are expensing the costs of six clinical trials of ACE-536 and dalantercept, of which the two for ACE-536 are reimbursed by Celgene.

We manage certain activities such as clinical trial operations, manufacture of protein therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each protein therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug substance, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for sotatercept, ACE-536, dalantercept and ACE-031 (for which development was suspended in April 2013) during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Sotatercept(1)	—	—	1	6
ACE-536(1)	1,432	911	3,182	2,047
Dalantercept	1,261	991	3,413	2,220
ACE-031(2)	(5)	1,024	997	2,442
Total direct research and development expenses	2,688	2,926	7,593	6,715
Other expenses(3)	5,455	5,796	18,241	18,931
Total research and development expenses	8,143	8,722	25,834	25,646

(1)           Beginning January 1, 2013, expenses associated with sotatercept and ACE-536 are reimbursed 100% by Celgene. These reimbursements are recorded as revenue and are presented as cost-sharing, net.

(2)           In April 2013, we and Shire AG, which we refer to as Shire, determined not to further advance the development of ACE-031, and Shire terminated our collaboration agreement, effective June 30, 2013.

(3)           Other expenses include unallocated employee and contractor-related expenses, facility expenses and miscellaneous expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, and human resource functions and other general and administrative expenses including directors’ fees and professional fees for accounting and legal services.

We anticipate that we will continue to experience increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums, and investor relations costs associated with being a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our protein therapeutics. Additionally, if and when we believe regulatory approval of a protein therapeutic candidate appears likely, to the extent that we are undertaking commercialization of such protein therapeutic candidate ourselves, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations.

Other Expense, Net

Other expense, net consists primarily of interest expense from our venture debt facility, interest income earned on cash and cash equivalents, and the re-measurement gain or loss associated with the change in the fair value of our preferred stock and common stock warrant liabilities.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and stock-based compensation. We also utilize significant estimates and assumptions in determining the fair value of our common stock prior to the completion of our initial public offering and the fair value of our liability-classified warrants to purchase preferred stock and common stock. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies since December 31, 2012. For further information on our critical and other significant accounting policies, see the notes to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 19, 2013.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Increase
(in thousands)	2013	2012	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$638	$2,461	$(1,823)
Cost-sharing, net	3,632	1,444	2,188
Total revenue	4,270	3,905	365
Costs and expenses:
Research and development	8,143	8,722	(579)
General and administrative	3,011	2,041	970
Total costs and expenses	11,154	10,763	391
Loss from operations	(6,884)	(6,858)	(26)
Other expense, net	(11,629)	(357)	(11,272)
Net loss	$(18,513)	$(7,215)	$(11,298)

Revenue.  We recognized revenue of $4.3 million in the three months ended September 30, 2013, compared to $3.9 million in the same period in 2012. This $0.4 million increase was primarily due to an increase in revenue of $2.9 million from our collaborations with Celgene due primarily to an increase in reimbursements related to clinical studies and manufacturing costs for ACE-536, as well as Celgene assuming 100% of the costs of development for these protein therapeutic candidates as of January 1, 2013. The increase in Celgene revenue was offset by a decrease in revenue of $2.5 million from Shire during the three months ended September 30, 2013 as compared with the same period in 2012.  This change is due to the termination of our collaboration as of June 30, 2013.

The following table shows revenue from all sources for the periods presented.

	Three Months Ended September 30,		Increase
(in thousands)	2013	2012	(Decrease)
Collaboration revenue:
Celgene:
License and milestone	$638	$535	$103
Cost-sharing, net	3,632	846	2,786
Total Celgene	4,270	1,381	2,889
Shire:
License and milestone	—	1,926	(1,926)
Cost-sharing, net	—	598	(598)
Total Shire	—	2,524	(2,524)
Total collaboration revenue	4,270	3,905	365
Total revenue	$4,270	$3,905	$365

Research and Development Expenses.  Research and development expenses were $8.1 million in the three months ended September 30, 2013, compared to $8.7 million in the same period in 2012. This $0.6 million decrease was primarily due to a reduction in preclinical animal studies of $0.8 million and a decrease in patent costs of $0.3 million offset by an increase in expenses associated with clinical activity of $0.4 million.

General and Administrative Expenses.  General and administrative expenses were $3.0 million in the three months ended September 30, 2013, compared to $2.0 million for the same period in 2012. This $1.0 million increase was primarily related to higher professional fees for legal services in connection with our litigation and for increased audit and professional fees totaling $0.8 million and higher total compensation expenses totaling $0.2 million.

Other Expense, Net.  Other expense, net was $11.6 million in the three months ended September 30, 2013, compared to $0.4 million for the same period in 2012. This $11.2 million increase was primarily due to higher expense associated with the increase in fair value of the liability for warrants.

Comparison of Nine Months Ended September 30, 2013 and 2012

	Nine Months September 30,		Increase
(in thousands)	2013	2012	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$36,044	$7,226	$28,818
Cost-sharing, net	9,666	4,043	5,623
Total revenue	45,710	11,269	34,441
Costs and operating expenses:
Research and development	25,834	25,646	188
General and administrative	9,472	6,318	3,154
Total costs and expenses	35,306	31,964	3,342
Income (loss) from operations	10,404	(20,695)	31,099
Other expense, net	(14,192)	(1,508)	(12,684)
Net loss	$(3,788)	$(22,203)	$18,415

Revenue.  We recognized revenue of $45.7 million in the nine months ended September 30, 2013, compared to $11.3 million in the same period in 2012. The $34.4 million increase was primarily due to the $10.0 million milestone payment received in connection with our Celgene collaboration for the first patient dosed in a Phase 2 trial in ACE-536 and recognizing an additional $18.6 million of deferred revenue because Shire ended our collaboration as of June 30, 2013.  The remaining increase of $5.8 million was primarily due to an increase in net cost-sharing revenue from Celgene of $6.9 million due to Celgene assuming 100% of the costs of development for these protein therapeutic candidates as of January 1, 2013, and recognition of $0.2 million deferred revenue from Celgene, offset by a decrease in net cost-sharing revenue from Shire of $1.3 million due to the end of the collaboration as of June 30, 2013.

The following table shows revenue from all sources for the periods presented.

	Nine Months Ended September 30,		Increase
(in thousands)	2013	2012	(Decrease)
Collaboration revenue:
Celgene:
License and milestone	$11,721	$1,491	$10,230
Cost-sharing, net	8,961	2,106	6,855
Total Celgene	20,682	3,597	17,085
Shire:
License and milestone	24,323	5,735	18,588
Cost-sharing, net	705	1,937	(1,232)
Total Shire	25,028	7,672	17,356
Total collaboration revenue	45,710	11,269	34,441
Total revenue	$45,710	$11,269	$34,441

Research and Development Expenses.  Research and development expenses were $25.8 million in the nine months ended September 30, 2013, compared to $25.6 million in the same period in 2012. This $0.2 million increase was primarily due to an increase in expenses associated with clinical activity totaling $2.8 million, partially offset by a reduction in preclinical animal studies totaling $2.5 million.

General and Administrative Expenses.  General and administrative expenses were $9.5 million in the nine months ended September 30, 2013, compared to $6.3 million in the same period in 2012.  This $3.2 million increase was primarily related to higher professional fees for legal services in connection with our litigation (see Part II. Item I. Legal Proceedings) and for increased professional fees and financial consulting services in connection with business development activities totaling $2.3 million and higher total compensation expenses totaling $0.9 million.

Other Expense, Net.  Other expense, net was $14.2 million in the nine months ended September 30, 2013, compared to $1.5 million in the same period in 2012. This $12.7 million increase was primarily due to higher expense associated with the increase in fair value of the liability for warrants of $12.0 million and an increase in interest expense of $0.7 million due to a higher average outstanding debt balance in the first half of 2013.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of September 30, 2013, we had an accumulated deficit of $174.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.

To date, our operations have been funded by $105.1 million in equity investments from venture investors prior to the IPO, $96.3 million from public investors, $49.2 million in equity investments from our partners, and $192.6 million in upfront payments, milestones, and net research and development payments from our partners.

As of September 30, 2013, we had $116.5 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market mutual funds consisting of U.S. government-backed securities.

We entered into a new venture debt facility on June 7, 2012 and, as of September 30, 2013 we had $18.2 million in venture debt outstanding. After an interest-only period, we began paying down principal on the debt facility in July 2013. Interest accrues at a rate of 8.5% per annum and is payable monthly. The debt facility also included a closing fee of $0.2 million and is also subject to an additional deferred payment of $1.2 million which is due at the time of the final payment. We are amortizing the cost over the 42 months of the loan resulting in an effective interest rate of approximately 11.8%. We are not subject to any financial covenants and the debt facility is secured by a lien on all of our property as of, or acquired after, June 7, 2012, except for intellectual property. The debt facility matures in December 2015.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$(18,286)	$(29,435)
Investing activities	(187)	(322)
Financing activities	95,341	13,801
Net increase (decrease) in cash and cash equivalents	$76,868	$(15,956)

Operating Activities.  The significant decrease in net cash used in operating activities for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, is primarily due to the receipt of a $10.0 million milestone payment from Celgene in the first quarter of 2013.

Net cash used in operating activities was $18.3 million for the nine months ended September 30, 2013, and consisted primarily of a net loss of $3.8 million adjusted for non-cash items including an increase in fair value of warrants of $12.6 million, stock-based compensation expense of $1.4 million, depreciation and amortization of $0.7 million, forgiveness of the related party receivable of $0.2 million, accretion of deferred interest of $0.3 million, and amortization of deferred debt issuance costs of $0.2 million, and a net decrease due to changes in operating assets and liabilities of $29.9 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $26.0 million due primarily to the recognition of $22.4 million of deferred revenue for the Shire collaboration agreement which was terminated effective June 30, 2013. Other components of the change in operating assets and liabilities include a decrease in accrued expenses of $1.6 million, an increase in collaboration receivables of $1.3 million, an increase in prepaid expenses of $0.8 million, a decrease in deferred rent of $0.4 million and an increase in accounts payable of $0.2 million.

Net cash used in operating activities was $29.4 million for the nine months ended September 30, 2012 and consisted primarily of a net loss of $22.2 million adjusted for non-cash items including an increase in fair value of warrants of $0.6 million, stock-based compensation expense of $0.9 million, depreciation and amortization of $1.1 million, accretion of deferred interest of $0.3 million, and amortization of deferred debt issuance costs of $0.1 million, and a net decrease due to changes in operating assets and liabilities of $10.1 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $7.2 million due to the ongoing recognition of revenue deferred in connection with up-front payments for the Celgene and Shire collaboration agreements, a decrease in accounts payable of $0.9 million and an increase in prepaid expenses and other current assets of $1.3 million. Other components of the change in operating assets and liabilities include an increase in collaboration receivables of $1.0 million, an increase in accrued expenses of $0.7 million and a decrease in deferred rent of $0.4 million.

Investing Activities.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2013 and $0.3 million for the nine months ended September 30, 2012 and consisted of purchases of property and equipment.

Financing Activities.

Net cash provided by financing activities was $95.3 million for the nine months ended September 30, 2013 and consisted of $97.4 million in net proceeds received from the company’s initial public offering and concurrent private placement, offset by $1.8 million of principal payments made to pay down our venture debt line and $0.3 million paid to repurchase and retire redeemable convertible preferred stock, common stock and warrants to purchase common stock.  Net cash provided by financing activities was $13.8 million for the nine months ended September 30, 2012 and consisted primarily of $19.9 million in net proceeds received from the drawdown of our new venture debt line in June 2012, offset by $6.2 million of principal payments made to pay down our previous venture debt line.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We will not generate revenue from product sales unless and until we or our partners obtain regulatory approval of and commercialize one of our current or future protein therapeutics. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek and obtain regulatory approvals for, dalantercept and any future protein therapeutics, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of protein therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. As a result of the completion of our initial public offering, we expect to incur additional costs associated with operating as a public company. We anticipate that we will need additional funding in connection with our continuing operations.

We believe that the net proceeds we received from our initial public offering and the concurrent private placement, together with receipt of anticipated milestone payments and our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the first half of 2015. However, we will require additional capital for the further development of our existing protein therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional protein therapeutic candidates.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to fund our operations through a combination of equity offerings, or debt financings or other sources including potential additional collaborations. Additional capital may not be available on favorable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our protein therapeutic candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may not be able to enter into new collaboration arrangements for any of our proprietary protein therapeutic candidates. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•                  the achievement of milestones under our agreement with Celgene;

•                  the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•                  the initiation, progress, timing and completion of preclinical studies and clinical trials for our protein therapeutic candidates and potential protein therapeutic candidates;

•                  the number and characteristics of protein therapeutic candidates that we pursue;

•                  the progress, costs and results of our clinical trials;

•                  the outcome, timing and cost of regulatory approvals;

•                  delays that may be caused by changing regulatory requirements;

•                  the cost and timing of hiring new employees to support our continued growth;

•                  the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•                  the costs and timing of procuring clinical and commercial supplies of our protein therapeutic candidates;

•                  the extent to which we acquire or invest in businesses, products or technologies; and

•                  the costs involved in defending and prosecuting litigation regarding in-licensed intellectual property including our litigation with the Salk Institute (see further information in Part II. Item 1. Legal Proceedings).

Net Operating Loss (NOL) Carryforwards

We had deferred tax assets of approximately $68.2 million as of December 31, 2012, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. As of December 31, 2012, we had federal NOL carryforwards of approximately $93.3 million and state NOL carryforwards of $75.4 million available to reduce future taxable income, if any. These federal NOL carryforwards expire at various times through 2032 and the state NOL carryforwards expire at various times through 2032. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection with this offering or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be limited or lost.

Contractual Obligations and Commitments

During the three months ended September 30, 2013, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $116.5 million and $39.6 million, respectively. Our cash equivalents are invested in  primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of September 30, 2013, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 18, 2012, the Salk Institute for Biological Studies, which we refer to as Salk, filed a complaint in the Massachusetts Superior Court for Suffolk County, alleging that we breached one of our two licensing agreements with Salk. The licensing agreement in dispute provides us with a license with respect to certain of Salk's U.S. patents related to the ActRIIB activin receptor proteins. Salk contends that, under the licensing agreement, we owed Salk a greater share of the upfront payment that we received under our now-terminated agreement with Shire AG regarding ACE-031 and a share of the upfront payment and development milestone payments that we have received under our ongoing collaboration agreement with Celgene regarding ACE-536. Salk is seeking a total of approximately $10.5 million plus interest in payment and a 15% share of future development milestone payments received under our agreement with Celgene regarding ACE-536. We contend that no additional amounts are due to Salk and that we have complied with all of our payment obligations under the applicable Salk license agreement.

We moved to dismiss the complaint on December 3, 2012. The Court denied our motion on February 28, 2013. On March 14, 2013, Acceleron answered the complaint and asserted patent invalidity counterclaims. On the basis of those counterclaims, Acceleron removed the action on March 28, 2013 to the United States District Court for the District of Massachusetts. The parties have since reached an agreement on a stipulation as to certain patent issues raised in the action, and Acceleron has dismissed its counterclaims. The Court held an initial scheduling conference on May 30, 2013, and the parties have begun fact discovery. The case is currently scheduled for trial in September 2014. We intend to defend our position vigorously.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 24, we sold 666,667 shares of common stock to Celgene Corporation at an aggregate purchase price of $10.0 million. These securities were issued in reliance upon the exemption from registration of Rule 506 promulgated under the Securities Act.

Use of Proceeds from Initial Public Offering of Common Stock

On September 24, 2013, we completed the initial public offering (IPO) of our common stock pursuant to a registration statement on Form S-1(File No. 333-190417) and issued and sold 6,417,000 shares of our common stock, including 837,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares at a public offering price of $15.00 per share, for aggregate gross proceeds of $96.3 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-190417), which was declared effective by the SEC on September 18, 2013, and a registration statement filed pursuant to Rule 462(b) of the Securities Act. Citigroup Global Markets Inc. Leerink Swann LLC acted as joint book-running managers of the offering and as representatives of the underwriters. JMP Securities LLC and Piper Jaffray & Co. acted as co-managers for the offering.

The net proceeds to us, after deducting underwriting discounts of $6.7 million and offering expenses totaling $2.8 million, were approximately $86.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

As of September 30, 2013, we have not used any of the net offering proceeds.  We are holding the balance of the net proceeds from the offering in prime money market funds. There has been no material change in our planned use of the balance of the net proceeds from the offering described in the Prospectus.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERON PHARMA INC.

Date: November 14, 2013	By:	/s/ JOHN L. KNOPF, PH.D.
Chief Executive Officer and President

Date: November 14, 2013	By:	/s/ KEVIN F. MCLAUGHLIN
Chief Financial Officer

Exhibit number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex. 101.INS* XBRL Instance Document

Ex. 101.SCH* XBRL Taxonomy Extension Schema Document

Ex. 101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.LAB* XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

Ex. 101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”