Form 10-Q
period 2014-03-31
ACCELERON PHARMA INC
filed 2014-05-15
CIK 1280600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36065

ACCELERON PHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware	2836	27-0072226
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

As of April 30, 2014, there were 31,455,763 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands except share and per share data)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$214,135	$113,163
Collaboration receivables (includes related party amounts of $2,633 and $3,616 at March 31, 2014 and December 31, 2013, respectively)	2,633	3,616
Prepaid expenses and other current assets	1,685	2,243
Total current assets	218,453	119,022
Property and equipment, net	3,674	3,705
Restricted cash	913	913
Other assets	—	92
Total assets	$223,040	$123,732
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$2,295	$885
Accrued expenses	4,659	6,927
Deferred revenue	1,735	2,031
Deferred rent	499	499
Notes payable, net of discount	—	16,868
Total current liabilities	9,188	27,210
Deferred revenue, net of current portion	5,241	5,620
Deferred rent, net of current portion	2,212	2,337
Warrants to purchase common stock	25,942	30,753
Total liabilities	42,583	65,920
Commitments and contingencies (Note 13)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 31,339,135, and 28,348,630 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	32	29
Additional paid-in capital	381,869	250,107
Accumulated deficit	(201,444)	(192,324)
Total stockholders’ equity	180,457	57,812
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$223,040	$123,732

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Collaboration revenue:
License and milestone	$674	$12,515
Cost-sharing, net	2,633	2,497
Total revenue(1)	3,307	15,012
Costs and expenses:
Research and development	11,765	8,780
General and administrative	3,750	3,096
Total costs and expenses	15,515	11,876
(Loss) income from operations	(12,208)	3,136
Other income (expense):
Other income (expense), net	3,997	(1,066)
Interest income	13	12
Interest expense	(922)	(435)
Total other income (expense), net	3,088	(1,489)
Net (loss) income	$(9,120)	$1,647
Comprehensive (loss) income	$(9,120)	$1,647
Reconciliation of net loss to net loss applicable to common stockholders:

Net (loss) income	$(9,120)	$1,647
Accretion of dividends, interest, redemption value and issuance costs on redeemable convertible preferred stock	—	(6,756)
Gain on extinguishment of redeemable convertible preferred stock	—	2,765
Net loss applicable to common stockholders—basic and diluted	$(9,120)	$(2,344)

Net loss per share applicable to common stockholders— basic and diluted: (Note 8)	$(0.30)	$(0.24)

Weighted-average number of common shares used in computing net income (loss) per share applicable to common stockholders:
Basic and diluted	30,321	9,740

(1) Includes related party revenue (Note 19)	$3,307	$12,798

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net (loss) income	$(9,120)	$1,647
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	265	224
Stock-based compensation	1,018	428
(Payment) / Accretion of deferred interest	(536)	86
Amortization of deferred debt issuance costs	36	18
Change in fair value of warrants	(3,990)	1,067
Gain on retirement of warrants	—	(76)
Changes in assets and liabilities:
Prepaid expenses and other current assets	539	(272)
Collaboration receivables	983	(223)
Related party receivable	—	(2)
Accounts payable	1,410	(247)
Accrued expenses	(2,278)	(744)
Deferred revenue	(674)	(2,516)
Deferred rent	(125)	(125)
Net cash used in operating activities	(12,472)	(735)
Investing Activities
Purchases of property and equipment	(150)	(80)
Net cash used in investing activities	(150)	(80)
Financing Activities
Proceeds from issuance of common stock from initial public offering, net issuance costs	129,166	—
Payments of long-term debt	(16,332)	—
Payments made to repurchase redeemable convertible preferred stock, common stock and warrants to purchase common stock	—	(300)
Proceeds from exercise of stock options and warrants to purchase common stock	760	14
Net cash provided by financing activities	113,594	(286)
Net increase (decrease) in cash and cash equivalents	100,972	(1,101)
Cash and cash equivalents at beginning of period	113,163	39,611
Cash and cash equivalents at end of period	$214,135	$38,510
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,574	$435
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of dividends, interest, redemption value, and issuance costs on preferred stock	$—	$6,756
Follow-on offering costs included in accounts payable and accrued expense	$8	$—
Reclassification of warrant liability to additional paid-in capital	$821	$678
Purchase of property and equipment included in accounts payable and accrued expenses	$83	$—

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Acceleron Pharma Inc. (Acceleron or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel protein therapeutics for cancer and rare diseases. The Company’s research focuses on the biology of the Transforming Growth Factor-Beta (TGF-β) protein superfamily, a large and diverse group of molecules that regulate the growth and repair of tissues throughout the human body. By coupling its discovery and development expertise, including its proprietary knowledge of the TGF-β superfamily, with internal protein engineering and manufacturing capabilities, the Company has built a highly productive research and development platform that has generated numerous innovative protein therapeutics with novel mechanisms of action. The Company has internally discovered three protein therapeutics that are currently being studied in numerous ongoing Phase 2 clinical trials, focused on the areas of cancer and rare diseases.

The Company is headquartered in Cambridge, Massachusetts and has one wholly-owned subsidiary, Acceleron Pharma Security Corporation.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risk that the Company never achieves profitability, the need for substantial additional financing, risk of relying on third parties, risks of clinical trial failures, dependence on key personnel, protection of proprietary technology and compliance with government regulations.

2. Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2013, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2014, and the results of its operations and its cash flows for the three months ended March 31, 2014 and 2013.

The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2013, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

On January 29, 2013 the Company completed a public offering whereby the Company sold 2,760,000 shares of common stock (including 360,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option by the underwriters in connection with the offering) at a price of $50.00 per share.  The shares began trading on the Nasdaq Global Select Market on January 24, 2014.  The aggregate net proceeds received by the Company from the offering were $129.0 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

The accompanying interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of March 31, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

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

5. Cash and Cash Equivalents and Restricted cash

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. As of March 31, 2014 and December 31, 2013, the Company maintained letters of credit totaling $0.9 million held in the form of a money market account as collateral for the Company’s facility lease obligations and its credit cards.

6. Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash and collaboration receivables. The Company maintains its cash and cash equivalent balances in the form of money market accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

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

7. Fair Value Measurements

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$213,626	$—	$—	$213,626
Restricted cash	913	—	—	913
Total assets	$214,539	$—	$—	$214,539
Liabilities:
Warrants to purchase redeemable convertible preferred stock	$—	$—	$—	$—
Warrants to purchase common stock	—	—	25,942	25,942
Total liabilities	$—	$—	25,942	25,942

	December 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$101,394	$—	$—	$101,394
Restricted cash	913	—	—	913
Total assets	$102,307	$—	$—	$102,307
Liabilities:
Warrants to purchase redeemable convertible preferred stock	$—	$—	$—	$—
Warrants to purchase common stock	—	—	30,753	30,753
Total liabilities	$—	$—	$30,753	$30,753

Items measured at fair value on a recurring basis include warrants to purchase redeemable convertible preferred stock and warrants to purchase common stock (Note 12). During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs.

The following table sets forth a summary of changes in the fair value of the Company’s preferred and common stock warrant liability, which have been classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$30,753	$6,651
Change in fair value	(3,990)	1,067
Exercises	(821)	(678)
Repurchases	—	(83)
Ending balance	$25,942	$6,957

The money market funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2014 or the year ended December 31, 2013 except for the transfer out of the warrants to purchase redeemable convertible preferred stock as described below.

During the three months ended September 30, 2013, as a result of the closing of the Company’s initial public offering (the IPO), the warrants to purchase preferred stock were converted to warrants to purchase common stock.  The resulting warrants to purchase common stock meet the criteria to be classified as permanent equity and are no longer required to be measured at fair value at each reporting period.

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

The fair value of warrants to purchase common stock that are classified as liabilities is estimated using a Monte Carlo model.  This method of valuation involves using inputs such as the fair value of a share of common stock, stock price volatility, and the contractual term of the warrants.  Due to the nature of these inputs, the valuation for the warrants is considered a Level 3 measurement.

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March 31, 2014 or the year ended December 31, 2013.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2014 and December 31, 2013, the Company does not have any significant uncertain tax positions.

8. Net Loss Per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2014	2013
Outstanding stock options	3,844	3,961
Common stock warrants	912	870
Preferred stock	—	18,030
Preferred stock warrants	—	141
	4,756	23,002

9. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Comprehensive loss has been disclosed in the accompanying condensed consolidated statements of operations and comprehensive (loss) and equals the Company’s net loss for all periods presented.

10.  Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in this Report on Form 10-Q and as discussed below.

On May 5, 2014, and pursuant to stock purchase agreements entered into on April 2, 2014, Celgene Corporation completed its purchase of an aggregate of 1,100,000 shares of common stock from five current shareholders of the Company for an aggregate purchase price of $47.1 million.  The selling stockholders and the number of shares sold are as follows: Advanced Technology Ventures (251,584 shares), Flagship Ventures (215,142 shares), Polaris Venture Partners (313,491 shares), Venrock (247,837 shares), and Alkermes, Inc. (71,946 shares).   Following this purchase, Celgene beneficially owns approximately 14.6% of the outstanding shares of Common Stock.

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

12. Warrants

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	March 31, 2014	December 31, 2013	Price Per Share	Expiration	March 31, 2014	December 31, 2013
Warrants to purchase Common Stock	14	46	10.92	June 25, 2019	Equity(1)	Equity(1)
Warrants to purchase Common Stock	51	64	12.56	March 18, 2020	Equity(2)	Equity(2)
Warrants to purchase Common stock	834	857	5.88	June 10, 2020 - July 9, 2020	Liability(3) (4)	Liability(3) (4)
Warrants to purchase Common stock	13	13	4.00 - 7.40	March 31, 2015 - December 31, 2017	Equity(5)	Equity(5)
All warrants	912	980	$6.31

(1)                                  In March 2014, the warrant holders exercised warrants to purchase 32,050 shares of Common Stock on a net basis, resulting in the issuance of 22,955 shares of Common Stock.

(2)                                  In March 2014, the warrant holders exercised warrants to purchase 12,738 shares of Common Stock on a net basis, resulting in the issuance of 9,202 shares of Common Stock.

(3)                                  In March 2014, the warrant holders exercised warrants to purchase 543 shares of Common Stock on a net basis, resulting in the issuance of 456 shares of Common Stock.

(4)                                  In March 2014, the warrant holders exercised warrants to purchase 23,445 shares of Common Stock on a cash basis, resulting in the issuance of 23,445 shares of Common Stock.

(5)                                  Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to December 31, 2012. See discussion below for further details.

In connection with various financing transactions that were consummated in periods prior to December 31, 2013, the Company issued warrants for the purchase of up to 106,500 shares of the Company’s Series A redeemable convertible preferred stock (Series A Preferred Stock), 31,891 shares of the Company’s Series B redeemable convertible preferred stock (Series B Preferred Stock), 45,786 shares of the Company’s Series C-1 redeemable convertible preferred stock (Series C-1 Preferred Stock), and 63,693 shares of the Company’s Series D-1 redeemable convertible preferred stock (Series D-1 Preferred Stock). Each warrant was immediately exercisable. The warrants to purchase Series A and Series B Preferred Stock expire seven years from the original date of issuance, while the warrants to purchase Series C-1 and Series D-1 Preferred Stock expire ten years from the original date of issuance. The warrants to purchase shares of the Company’s preferred stock have an exercise price equal to the original issuance price of the underlying instrument. Each warrant is exercisable on either a physical settlement or net share settlement basis and the redemption provisions are outside the control of the Company.  In connection with the closing of the Company’s IPO on September 24, 2013, the outstanding warrants to purchase Series B Preferred Stock, Series C-1 Preferred Stock, and Series D-1 Preferred Stock were converted into warrants to purchase common stock The exercise prices for each of these warrants remained unchanged.

The Company follows the provisions of ASC Topic 480, Issuer’s Accounting for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable, which requires that warrants to purchase redeemable preferred stock be classified as liabilities. In addition, the value of the warrants is remeasured to the then-current fair value at each reporting date. Changes in fair value are recorded to other income (expense), net.  For the three months ended March 31, 2013 using current assumptions, the remeasurement resulted in an increase in fair value of $1.1 million, which was recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss. As a result of the closing of the IPO and the resulting conversion of the warrants to purchase preferred shares into warrants to purchase common stock, the fair value of the warrant liability at September 24, 2013 was reclassified to permanent equity and therefore, is no longer subject to remeasurement.

In December 2012, the Company modified the warrant to purchase 106,500 shares of Series A Preferred Stock and extended the expiration date from December 21, 2012 to February 28, 2013. During the three months ended March 31, 2013, the holder of the warrant exercised the warrant on a net basis, resulting in the issuance of 46,668 shares of Series A Preferred Stock. Upon exercise, the Company re-measured the fair value of the warrant and recorded the resulting increase in fair value of $0.1 million as other expense in the accompanying consolidated statement of operations and comprehensive loss for the three months ended March 31, 2013.

In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company’s common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the preferred stock issued of $3.0 million, and the preferred stock was being accreted to the redemption value. At the end of each reporting period, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an increase (decrease) in fair value of $(4.0) million, and $0.8 million, respectively, which was recorded in other expense in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. On March 31, 2013, the Company retired 13,994 warrants to purchase common stock as a consequence of a repurchase of shares from an investor. All remaining outstanding warrants were fully vested and exercisable as of March 31, 2014 and December 31, 2013.

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

The Company evaluated the suit under ASC Topic 450, Contingencies, as a loss contingency. The estimated loss from a loss contingency shall be accrued if information available before the financial statements are issued indicates that it is probable a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established a reserve with respect to the dispute as of March 31, 2014 or December 31, 2013.

The Company’s estimates can be affected by various factors. As of March 31, 2014 and December 31, 2013, management has determined a loss is reasonably possible. Although the Company believes it would successfully defend the lawsuit, the Company has in the past participated in settlement discussions with Salk. Accordingly, the Company has estimated the range of possible losses as of March 31, 2014 and December 31, 2013 to be between $0 and $10.5 million plus interest.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2014 and December 31, 2013, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 14 for discussion of these arrangements.

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

Additionally, for three named discovery stage option programs the Company was eligible to receive option fees of up to $30.0 million, clinical milestones of up to $53.3 million, regulatory milestones of up to $204.0 million, and commercial milestones of up to $150.0 million for each option program. Clinical milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon the acceptance of the marketing application and upon the approval to market a product candidate by the FDA or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by Celgene in countries outside of North America. Option fee payments are triggered upon license of any of the option programs by Celgene. In addition, to the extent an option compound is commercialized, the Company would be entitled to receive tiered royalty payments in the low-to-mid twenty percent range of net sales from sales generated from all geographies. Royalty payments are subject to certain reductions, including for entry of a generic product onto the market. None of the three discovery stage programs has advanced to the stage to achieve payment of a milestone.

In connection with entering into the Sotatercept Agreement, Celgene purchased 457,875 shares of Series C-1 Preferred Stock at the aggregate purchase price of $5.0 million. The Series C-1 Preferred Stock was purchased at an amount that was deemed to represent fair value at the time of purchase. Per our agreement and concurrent with the IPO, Celgene purchased 666,667 shares of Common Stock at the IPO offer price of $15.00 per share for $10.0 million.

Commensurate with the execution of the ACE-536 Agreement described below, the Company and Celgene agreed to modify the terms of the Sotatercept Agreement. The modified terms included: (1) a change to the responsibility for development costs to align with the ACE-536 Agreement, with Celgene responsible for more than half of the worldwide costs through December 31, 2012, and 100% of the development costs thereafter, (2) future contingent development milestones for sotatercept were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $27.0 million and regulatory milestones of $190.0 million from a four-category (various cancer indications) structure and, (3) future contingent development milestones for option compounds were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $25.5 million and regulatory milestones of $142.5 million from a four-category (various cancer indications) structure, and (4) an option to buy down tiered royalty payments on both Sotatercept and ACE-536 with a one-time $25.0 million payment on or prior to January 1, 2013. The potential commercial milestones remained unchanged. To date, the Company has received $41.8 million in research and development funding and milestone payments for sotatercept under the original and modified agreements. The next likely clinical milestone payment would be $10.0 million and result from Celgene’s start of a Phase 3 study in MDS or β-thalassemia.

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

Through March 31, 2014, the Company has received $35.3 million in research and development funding and milestone payments for ACE-536. The next likely clinical milestone payment would be $15.0 million and result from the start of a Phase 3 study in MDS or β-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia. Accordingly, there is no assurance that the Company will generate future value from additional programs.

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

Accounting Analysis

Prior to 2011, the Company accounted for the Sotatercept Agreement, as a multiple element arrangement under ASC 605-25 (prior to the amendments of ASU 2009-13). The Company identified the following deliverables under the arrangement; (1) the license to the ActRIIA compound, (2) right to license option program compounds, (3) participation in the joint development committee, (4) participation in the joint commercialization committee and (5) research and development activities. Under the provisions of ASC 605-25, applicable to the arrangement, since the Company could not establish VSOE for the undelivered elements, the Company was required to recognize the initial consideration, consisting of the $45.0 million of nonrefundable upfront license and option payments, over the period the undelivered elements were to be delivered, which was initially estimated to be 15 years. As of the date of the modification of the agreement, there was approximately $34.7 million of deferred revenue under the arrangement.

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

During 2011, the Company achieved a $7.5 million clinical milestone under its ACE-536 Agreement, related to the dosing of the first patient in a multiple-dose clinical trial. The Company evaluated the milestone and determined that it was not substantive, as there was no significant uncertainty to achieving the milestone upon execution of the ACE-536 Agreement. As such, the Company allocated the $7.5 million payment based on the allocation of arrangement consideration determined at the execution date of the ACE-536 Agreement and amended Sotatercept Agreement. Based on this allocation, the Company recognized $4.8 million of the payment upon achievement, with the remaining $2.7 million recognized as revenue as the undelivered elements are delivered, consistent with the treatment of the up-front payment. During January 2013, the Company achieved a $10.0 million clinical milestone under its ACE-536 Agreement, related to the dosing of the first patient for a Phase 2 clinical trial. The Company evaluated the milestone and deemed it to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, recognized the $10.0 million payment in revenue during the three months ended March 31, 2013. The remaining development milestones under the ACE-536 and Sotatercept Agreements were deemed to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve the milestones, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. During the three months ended March 31, 2014 and 2013, the Company recognized, $0.7 million and $0.6 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.

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

Pursuant to the terms of the agreement, Celgene and the Company shared development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and ACE-536 until December 31, 2013 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Celgene for research and development costs incurred by Celgene are recorded as a reduction to cost-sharing revenue. During the three months ended March 31, 2014 and 2013, the Company recorded net cost-sharing revenue of $2.6 million and $2.2 million, respectively.

Other Agreements

Shire License

In September 2010, the Company entered into a license and collaboration agreement granting Shire AG the exclusive right to develop, manufacture and commercialize ActRIIB compounds in territories outside North America. Shire also received the right to conduct research and manufacture commercial supplies in North America for ActRIIB compounds. The lead ActRIIB compound was designated ACE-031. Under the initial development plan, the companies share the costs associated with developing and commercializing ACE-031, in Duchenne Muscular Dystrophy. In September 2010, Shire made a nonrefundable, up-front license payment to the Company of $45.0 million. In accordance with the Company’s revenue recognition policy prior to the adoption of ASU 2009-13, the up-front license payment of $45.0 million was deferred, and was to be recognized as revenue ratably over three years, which represented the original period over which the Company expected to perform and deliver research and development and manufacturing services. On February 8, 2011, the FDA placed ACE-031 on clinical hold. The Company re-assessed the duration of its deliverables under the license agreement and estimated the new term to be approximately five years. The adjustment was treated as a change in accounting estimate with the remaining deferred revenue of $38.8 million at February 8, 2011, recognized prospectively over the new period of research and development and manufacturing services. In April 2013, the Company and Shire determined not to further pursue development of ACE-031 and Shire sent the Company a notice of termination for the ACE-31 collaboration. The collaboration terminated effective June 30, 2013. Upon the effectiveness of the termination of the Shire Agreement in the second quarter of 2013, the Company accelerated the recognition of $22.4 million of remaining deferred revenue from upfront non-refundable payments received under the Shire Agreement as it had no further obligation for deliverables under the Shire Agreement. During the three months ended March 31, 2014 and 2013, the Company recognized zero and $1.9 million, respectively of the up-front, non-refundable payments as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.

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

Pursuant to the terms of the agreement, Shire and the Company shared development costs, with Shire responsible for 65% of the costs for ACE-031 and 55% of the costs for licensed compounds other than ACE-031. Payments from Shire with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Shire for research and development costs incurred by Shire are recorded as a reduction to cost-sharing revenue. During the three months ended March 31, 2014 and 2013, the Company recorded net cost-sharing revenue of zero and $0.3 million, respectively, which includes payments to Shire of zero and $0.2 million, respectively, which are recorded as contra-revenue in the accompanying consolidated statements of operations and comprehensive loss.

Other

In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub- licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004, to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for ACE-536. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended March 31, 2014 and 2013, the Company did not pay or expense any milestones and fees defined under the agreement.

In 2004, the Company entered into another license agreement with certain individuals for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the individuals. The Company agreed to pay specified development and sales milestone payments aggregating up to $1.0 million relating to the development and commercialization of dalantercept. In addition, we are required to pay royalties in the low single-digits on worldwide net product sales of dalantercept, with royalty obligations continuing at a 50% reduced rate for a period of time after patent expiration. If we sublicense our patent rights, we will owe a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. During the three months ended March 31, 2014 and 2013, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.

During 2012, the Company executed a license agreement with a research institution for an exclusive, sublicensable, worldwide, royalty-bearing license. The Company is obligated to pay development milestones and commercial milestone fees totaling up to $1.0 million. Under the agreement, if the Company engages the inventors in the clinical research, the development milestones are waived and commercial milestones shall change to $0.8 million plus any waived milestones. The Company will also pay $25,000 annually upon first commercial sale as well as royalties of 1.5% of net sales on any products developed under the patents. During the three months ended March 31, 2014 and 2013, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.

15. Stock-Based Compensation

The Company recognized stock-based compensation expense totaling $1.0 million and $0.4 million during the three months ended March 31, 2014 and 2013, respectively.

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$400	$151
General and administrative	618	277
	$1,018	$428

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (in thousands):

	Three Months Ended March 31,
	2014	2013
Expected volatility	71.5%	n/a
Expected term (in years)	6	n/a
Risk-free interest rate	1.8%	n/a
Expected dividend yield	—%	n/a

The Company did not grant any stock options during the three months ended March 31, 2013.

The following table summarizes the stock option activity under the 2003 Plan during the three months ended March 31, 2014 (in thousands):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	3,942	$7.05	6.43
Granted	114	$45.30
Exercised	(172)	$3.62
Canceled or forfeited	(40)	$19.80
Outstanding at March 31, 2014	3,844	$8.20	6.34	$102,318
Exercisable at March 31, 2014	2,521	$4.41	5.06	$75,860
Vested and expected to vest at March 31, 2014(2)	3,768	$8.00	6.28	$100,978

(1)                                 The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2014.

(2)                                 This represents the number of vested options at March 31, 2014, plus the number of unvested options expected to vest at March 31, 2014, based on the unvested options outstanding at March 31, 2014, adjusted for the estimated forfeiture rate.

During the three months ended March 31, 2014, the Company granted stock options to purchase an aggregate of 113,950 shares of its common stock, with a weighted-average grant date fair value of options granted of $45.30.

During the three months ended March 31, 2014, current and former employees of the Company exercised a total of 172,005 options, resulting in total proceeds of $0.6 million.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 was $6.4 million.

As of March 31, 2014, there was $12.0 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.6 years.

16. Income Taxes

For the three months end March 31, 2014 and 2013, the Company did not record a current or deferred income tax expense or benefit.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2014 and December 31, 2013.

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

17. Long-Term Debt

On June 7, 2012, the Company entered into a loan and security agreement (the Loan Agreement) with three lenders, pursuant to which the Company received a loan in the aggregate principal amount of $20.0 million. The Company was required to repay the aggregate principal balance under the Loan Agreement in 42 months. The first 12 payments were interest only and the remaining 30 payments were equal monthly installments of principal plus interest. The Loan Agreement provided that the interest only period could be extended under certain circumstances. The Company did not trigger the requirements and began paying principal in July 2013.

Per annum interest was payable at the 8.5%. The Loan Agreement also included a closing fee of $0.2 million. The Company amortized the cost over the 42 months of loan. The Loan Agreement was also subject to an additional deferred payment of $1.2 million due with the final payment. The Company recorded the deferred payment to interest expense over the term of the Loan Agreement. The resulting effective interest rate is approximately 11.8%. The Company was not subject to any financial covenants and the Loan Agreement is secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the Loan Agreement, except for intellectual property.

On March 12, 2014, the Company repaid the outstanding balance of the Loan Agreement.  At the time of repayment the Company recognized interest expense related to the remaining $0.6 million of the $1.2 million deferred payment due with the final payment.  The Company also recognized $0.3 million in prepayment fees as additional expense.

18. Related Party Transactions

Celgene Corporation (Celgene)

In connection with its entry into the collaboration agreement with Celgene, on February 2008, the Company sold Celgene 457,875 shares of its Series C-1 Preferred Stock. As part of the Company’s June 2010 Series E financing, Celgene purchased 36,496 shares of Series E Preferred Stock and received warrants to purchase 38,979 shares of common stock. As part of the Company’s December 2011 Series F financing, Celgene purchased 1,990,446 shares of Series F Preferred Stock. In connection with the Company’s September 2013 initial public offering, Celgene purchased 666,667 shares of common stock.  In connection with the Company’s January 2014 public offering, Celgene purchased 300,000 shares of common stock. As a result of these transactions, Celgene owned 9.7% and 9.7% of the Company’s fully diluted equity as of March 31, 2014 and December 31, 2013, respectively. Refer to Note 14 for additional information regarding this collaboration agreement.

During the three months ended March 31, 2014, the Company recognized $3.3 million in collaboration revenue under the Celgene collaboration arrangement and, as of March 31, 2014, had $7.0 million of deferred revenue related to the Celgene collaboration arrangement.

The Company recognized revenue from Celgene during the three months ended March 31, 2014 and 2013 as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
License and milestone	$674	$10,631
Cost sharing, net	2,633	2,166
	$3,307	$12,797

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following information and any forward-looking statements should be considered in light of the factors included under the section “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

We have three internally discovered protein therapeutic candidates that are currently being studied in numerous ongoing Phase 2 clinical trials, focused on cancer and rare diseases. Our two most advanced protein therapeutic candidates, sotatercept and ACE-536, promote red blood cell production through a novel mechanism. Together with our collaboration partner, Celgene Corporation, which we refer to as Celgene, we are developing sotatercept and ACE-536 to treat anemia and associated complications in patients with β-thalassemia and myelodysplastic syndromes (MDS), red blood cell disorders that are generally unresponsive to currently approved drugs. Sotatercept is also being developed to treat patients with other disorders associated with anemia including chronic kidney disease.  Our third clinical stage protein therapeutic candidate, dalantercept, is designed to inhibit blood vessel formation through a mechanism that is distinct from, and potentially synergistic with, the dominant class of cancer drugs that inhibit blood vessel formation, the vascular endothelial growth factor (VEGF) pathway inhibitors. We are developing dalantercept primarily for use in combination with these successful products to produce better outcomes for cancer patients.

In addition to our clinical stage programs, we are developing a novel protein therapeutic candidate, ACE-083, for a first-in-human clinical trial that we expect to initiate by the end of 2014.  ACE-083 has been designed to promote muscle growth in those muscles in which the drug is injected with minimal systemic effect.  We are focused on the development of ACE-083 for diseases in which increases in the size and function of specific muscles may provide a clinical benefit.

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

To date, our operations have been primarily funded by $105.1 million in equity investments from venture investors prior to the IPO, $219.3 million from public investors, $64.2 million in equity investments from our partners and $207.3 million in upfront payments, milestones, and net research and development payments from our strategic partners.

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

From inception through March 31, 2014, we have incurred $299.0 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-β platform protein therapeutics, the discovery and development of preclinical protein therapeutics, and the development of sotatercept, ACE-536 and dalantercept. Beginning January 1, 2013, expenses associated with sotatercept and ACE-536 are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. Of the Phase 2 clinical trials that are underway for sotatercept, ACE-536 and dalantercept, we are expensing the costs of six clinical trials of ACE-536 and dalantercept, of which the two for ACE-536 are reimbursed by Celgene.

We manage certain activities such as clinical trial operations, manufacture of protein therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each protein therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug substance, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for sotatercept, ACE-536, dalantercept and ACE-031 (for which development was suspended in April 2013) during the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
ACE-536(1)	$1,519	$703
Dalantercept	1,428	1,076
ACE-031(2)	6	502
ACE-083	1,355	—
Total direct research and development expenses	4,308	2,281
Other expenses(3)	7,457	6,499
Total research and development expenses	$11,765	$8,780

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and stock-based compensation. We also utilize significant estimates and assumptions in determining the fair value of our common stock prior to the completion of our initial public offering and the fair value of our liability-classified warrants to purchase preferred stock and common stock. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies since December 31, 2013. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Increase
(in thousands)	2014	2013	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$674	$12,515	$(11,841)
Cost-sharing, net	2,633	2,497	136
Total revenue	3,307	15,012	(11,705)
Costs and expenses:
Research and development	11,765	8,780	2,985
General and administrative	3,750	3,096	654
Total costs and expenses	15,515	11,876	3,639
Loss from operations	(12,208)	3,136	(15,344)
Other income (expense), net	3,088	(1,489)	4,577
Net loss	$(9,120)	$1,647	$(10,767)

Revenue.  We recognized revenue of $3.3 million in the three months ended March 31, 2014, compared to $15.0 million in the same period in 2013. This $11.7 million decrease was primarily due the achievement of a $10.0 million milestone in January 2013.  During the three months ended March 31, 2013 the Company also recognized $2.2 million of collaboration revenue associated with the Shire collaboration arrangement, however, in 2014 no such amounts were recognized due to the termination of the Shire collaboration arrangement in June 2013. These decreases were partially offset by a $0.5 million increase in Celgene cost sharing revenue during 2014 due to an increase in spend for ACE-536 clinical and toxicology studies.

The following table shows revenue from all sources for the periods presented.

	Three Months Ended March 31,		Increase
(in thousands)	2014	2013	(Decrease)
Collaboration revenue:
Celgene:
License and milestone	$674	$10,631	$(9,957)
Cost-sharing, net	2,633	2,166	467
Total Celgene	3,307	12,797	(9,490)
Shire:
License and milestone	—	1,884	(1,884)
Cost-sharing, net	—	331	(331)
Total Shire	—	2,215	(2,215)
Total collaboration revenue	3,307	15,012	(11,705)
Total revenue	$3,307	$15,012	$(11,705)

Research and Development Expenses.  Research and development expenses were $11.8 million in the three months ended March 31, 2014, compared to $8.8 million in the same period in 2013. This $3.0 million increase was primarily due to an increase in clinical and toxicology studies totaling $1.8 million, an increase in personnel expenses of $0.7 million, an increase in patent costs of $0.2 million, and an increase in miscellaneous research and development expenses associated with drug supply of $0.3 million.

General and Administrative Expenses.  General and administrative expenses were $3.8 million in the three months ended March 31, 2014, compared to $3.1 million for the same period in 2013. This $0.7 million increase was primarily related to higher professional fees and insurance totaling $0.8 million and higher total personnel expenses totaling $0.5 million offset by a decrease in legal expenses of $0.6 million for lower litigation costs.

Other Income (Expense), Net.  Other income, net was $3.1 million in the three months ended March 31, 2014, compared to an expense of $1.5 million for the same period in 2013. This $4.6 million increase was primarily due a $5.1 million difference in the effect of marking the common warrant liability to market in each period.  The increase was offset in part by an additional $0.5 million in interest expense for recognition of the remaining deferred payment due upon repayment of long term debt during March 2014.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of March 31, 2014, we had an accumulated deficit of $201.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.

To date, our operations have been funded by $105.1 million in equity investments from venture investors prior to the IPO, $219.3 million from public investors, $64.2 million in equity investments from our partners, and $207.3 million in upfront payments, milestones, and net research and development payments from our partners.

As of March 31, 2014, we had $214.1 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market mutual funds consisting of U.S. government-backed securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(12,472)	$(735)
Investing activities	(150)	(80)
Financing activities	113,594	(286)
Net increase (decrease) in cash and cash equivalents	$100,972	$(1,101)

Operating Activities.  The significant increase in net cash used in operating activities for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, is primarily due to the receipt of a $10.0 million milestone payment from Celgene in the first quarter of 2013.

Net cash used in operating activities was $12.5 million for the three months ended March 31, 2014, and consisted primarily of a net loss of $9.1 million adjusted for non-cash items including an decrease in fair value of warrants of $4.0 million, stock-based compensation expense of $1.0 million, depreciation and amortization of $0.3 million, payments of deferred interest of $0.5 million, and a net decrease due to changes in operating assets and liabilities of $0.1 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $0.7 million due primarily to the effect of the Shire collaboration which was terminated effective June 30, 2013. Other components of the change in operating assets and liabilities include a decrease in accrued expenses of $2.3 million, a decrease in collaboration receivables of $1.0 million, a decrease in prepaid expenses of $0.5 million, a decrease in deferred rent of $0.1 million and an increase in accounts payable of $1.4 million.

Net cash used in operating activities was $0.7 million for the three months ended March 31, 2013 and consisted primarily of net income of $1.6 million adjusted for non-cash items including an increase in fair value of warrants of $1.1 million, stock-based compensation expense of $0.4 million, depreciation and amortization of $0.2 million, accretion of deferred interest of $0.1 million, and a net decrease due to changes in operating assets and liabilities of $4.1 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $2.5 million due to the ongoing recognition of revenue deferred in connection with up-front payments for the Celgene and Shire collaboration agreements, a decrease in accounts payable of $0.2 million and an increase in prepaid expenses and other current assets of $0.3 million. Other components of the change in operating assets and liabilities include an increase in collaboration receivables of $0.2 million, an decrease in accrued expenses of $0.7 million and a decrease in deferred rent of $0.1 million.

Investing Activities.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2014 and $0.1 million for the three months ended March 31, 2013 and consisted of purchases of property and equipment.

Financing Activities.

Net cash provided by financing activities was $113.6 million for the three months ended March 31, 2014 and consisted of $129.2 million in net proceeds received from the company’s follow on public offering and $0.8 million for the exercise of stock options and warrants, offset by $16.3 million of principal repayment to pay off our venture debt line.  Net cash used in financing activities was $0.3 million for the three months ended March 31, 2013 and consisted primarily of $0.3 million payment we made to repurchase and retire redeemable convertible preferred stock, common stock and warrants to purchase common stock.

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

We believe that the net proceeds we received from our initial public offering and the concurrent private placement, as well as our follow-on public offering together with receipt of anticipated milestone payments and our existing cash and cash equivalents will be sufficient to fund our projected operating requirements into the second half of 2017. However, we will require additional capital for the further development of our existing protein therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional protein therapeutic candidates.

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

Net Operating Loss (NOL) Carryforwards

We had deferred tax assets of approximately $66.1 million as of December 31, 2013, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. As of December 31, 2013, we had federal NOL carryforwards of approximately $141.0 million and state NOL carryforwards of $122.9 million available to reduce future taxable income, if any. These federal NOL carryforwards expire at various times through 2033 and the state NOL carryforwards expire at various times through 2033. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection with this offering or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be limited or lost.

Contractual Obligations and Commitments

During the three months ended March 31, 2014, there were material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. On March 12, 2014, the Company paid off the remaining principal outstanding under the Loan Agreement, the deferred fees and early repayment fees, totaling $16.0 million.  With the repayment, we have no continuing obligations to service the debt line.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Issued and Adopted Accounting Standards in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $214.1 million and $113.2 million, respectively. Our cash equivalents are invested primarily in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements—Note 13. Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On September 24, 2013, we completed the initial public offering (IPO) of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-190417), which was declared effective by the SEC on September 18, 2013, and a registration statement filed pursuant to Rule 462(b) of the Securities Act (File No. 333-191245).

On January 28, 2014, we completed a follow-on public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-193252) and a registration statement filed pursuant to Rule 462(b) of the Securities Act (File No. 333-193495).

As of March 31, 2014, we have used $43.8 million of the net offering proceeds from our IPO  to fund operations, capital expenditures, working capital and other general corporate purposes and for debt repayment.  On March 12, 2014, the Company paid off the remaining principal outstanding under the Loan Agreement, the deferred fees and early repayment fees, totalling $16.0 million.  None of the net proceeds have been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We are holding the balance of the net proceeds from the offering in prime money market funds. Except for the early repayment of the Loan Agreement, there has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC on September 19, 2013 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of  the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERON PHARMA INC.

Date: May 15, 2014	By:	/s/ JOHN L. KNOPF, PH.D.
John L. Knopf, Ph.D.
Chief Executive Officer and President

Date: May 15, 2014	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Chief Financial Officer

Exhibit number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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