Form 10-Q
period 2014-06-30
ACCELERON PHARMA INC
filed 2014-08-12
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

As of July 31, 2014, there were 31,797,085 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$204,250	$113,163
Collaboration receivables (includes related party amounts of $3,731 and $3,616 at June 30, 2014 and December 31, 2013, respectively)	3,731	3,616
Prepaid expenses and other current assets	2,180	2,243
Total current assets	210,161	119,022
Property and equipment, net	3,581	3,705
Restricted cash	902	913
Other assets	—	92
Total assets	$214,644	$123,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,614	$885
Accrued expenses	6,475	6,927
Accrued litigation settlement	5,000	—
Deferred revenue	1,505	2,031
Deferred rent	499	499
Notes payable, net of discount	—	16,868
Total current liabilities	16,093	27,210
Deferred revenue, net of current portion	5,124	5,620
Deferred rent, net of current portion	2,088	2,337
Warrants to purchase common stock	21,512	30,753
Total liabilities	44,817	65,920
Commitments and contingencies (Note 13)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 31,722,496, and 28,348,630 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	32	29
Additional paid-in capital	387,790	250,107
Accumulated deficit	(217,995)	(192,324)
Total stockholders’ equity	169,827	57,812
Total liabilities and stockholders’ equity	$214,644	$123,732

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(amounts in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Collaboration revenue:
License and milestone	$347	$22,891	$1,021	$35,406
Cost-sharing, net	3,731	3,536	6,364	6,034
Total revenue(1)	4,078	26,427	7,385	41,440
Costs and expenses:
Research and development	12,677	8,911	24,442	17,691
Litigation settlement	5,000	—	5,000	—
General and administrative	3,712	3,365	7,462	6,461
Total costs and expenses	21,389	12,276	36,904	24,152
(Loss) income from operations	(17,311)	14,151	(29,519)	17,288
Other income (expense):
Other income (expense), net	740	(355)	4,737	(1,422)
Interest income	21	8	34	20
Interest expense	—	(726)	(922)	(1,161)
Total other income (expense), net	761	(1,073)	3,849	(2,563)
Net (loss) income	$(16,550)	$13,078	$(25,670)	$14,725
Comprehensive (loss) income	$(16,550)	$13,078	$(25,670)	$14,725
Reconciliation of net loss to net loss applicable to common stockholders:
Net (loss) income	$(16,550)	$13,078	$(25,670)	$14,725
Accretion of dividends, interest, redemption value and issuance costs on redeemable convertible preferred stock	—	(6,843)	—	(13,599)
Gain on extinguishment of redeemable convertible preferred stock	—	—	—	2,765
Net income (loss) applicable to participating securities	—	(5,492)	—	(3,428)
Net (loss) income applicable to common stockholders—basic and diluted	$(16,550)	$743	$(25,670)	$463

Net (loss) income	$(16,550)	$13,078	$(25,670)	$14,725
Accretion of dividends, interest, redemption value and issuance costs on redeemable convertible preferred stock	—	(6,843)	—	(13,599)
Gain on extinguishment of redeemable convertible preferred stock	—	—	—	2,765
Net income (loss) applicable to participating securities	—	(5,000)	—	(3,125)
Net (loss) income applicable to common stockholders—basic and diluted	$(16,550)	$1,235	$(25,670)	$766
Net (loss) income per share applicable to common stockholders— basic and diluted: (Note 8)
Basic	$(0.52)	$0.30	$(0.83)	$0.19
Diluted	$(0.52)	$0.28	$(0.83)	$0.17
Weighted-average number of common shares used in computing net income (loss) per share applicable to common stockholders:
Basic	31,552	2,438	30,939	2,437
Diluted	31,552	4,457	30,939	4,434

(1) Includes related party revenue (Note 19)	$4,078	$3,614	$7,385	$16,413

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net loss	$(25,670)	$14,725
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	542	449
Stock-based compensation	2,132	948
(Payment) / accretion of deferred interest	(536)	171
Amortization of deferred debt issuance costs	36	177
Change in fair value of warrants	(4,730)	1,500
Gain on retirement of warrants	—	(76)
Forgiveness of related party receivable	—	237
Changes in assets and liabilities:
Prepaid expenses and other current assets	44	38
Collaboration receivables	(115)	(1,564)
Related party receivable	—	(4)
Accounts payable	1,729	314
Accrued expenses	(418)	(2,006)
Accrued litigation settlement	5,000	—
Deferred revenue	(1,021)	(25,406)
Deferred rent	(250)	(250)
Restricted cash	12	—
Net cash used in operating activities	(23,245)	(10,747)
Investing Activities
Purchases of property and equipment	(379)	(125)
Net cash used in investing activities	(379)	(125)
Financing Activities
Proceeds from issuance of common stock from public offering, net issuance costs	129,166	—
Payments of long-term debt	(16,332)	—
Payments made to repurchase redeemable convertible preferred stock, common stock and warrants to purchase common stock	—	(300)
Proceeds from exercise of stock options and warrants to purchase common stock	1,877	26
Net cash provided by financing activities	114,711	(274)
Net increase (decrease) in cash and cash equivalents	91,087	(11,146)
Cash and cash equivalents at beginning of period	113,163	39,611
Cash and cash equivalents at end of period	$204,250	$28,465
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,574	$850
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of dividends, interest, redemption value, and issuance costs on preferred stock	$—	$13,599
Follow-on offering costs included in accounts payable and accrued expense	$8	$—
Reclassification of warrant liability to additional paid-in capital	$4,511	$678
Purchase of property and equipment included in accounts payable and accrued expenses	$39	$—

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business

Acceleron Pharma Inc. (Acceleron or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel protein therapeutics for cancer and rare diseases. The Company's research focuses on the biology of the Transforming Growth Factor-Beta (TGF-β) protein superfamily, a large and diverse group of molecules that regulate the growth and repair of tissues throughout the human body. By coupling its discovery and development expertise, including its proprietary knowledge of the TGF-β superfamily, with internal protein engineering and manufacturing capabilities, the Company has built a highly productive research and development platform that has generated numerous innovative protein therapeutics with novel mechanisms of action. The Company has internally discovered three protein therapeutics that are currently being studied in numerous ongoing Phase 2 clinical trials, focused on the areas of cancer and rare diseases.

The Company is headquartered in Cambridge, Massachusetts and has one wholly-owned subsidiary, Acceleron Pharma Security Corporation.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risk that the Company never achieves profitability, the need for substantial additional financing that may not be available on attractive terms, risk of relying on third parties, risk of clinical trial failures, dependence on key personnel, protection of proprietary technology and compliance with government regulations.

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

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2013, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the three and six months ended June 30, 2014 and 2013.

The results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2013, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

 The accompanying interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of June 30, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

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

5. Cash and Cash Equivalents and Restricted cash

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. As of June 30, 2014 and December 31, 2013, the Company maintained letters of credit totaling $0.9 million held in the form of a money market account as collateral for the Company’s facility lease obligations and its credit cards.

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

7. Fair Value Measurements

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$199,639	$—	$—	$199,639
Restricted cash	902	—	—	902
Total assets	$200,541	$—	$—	$200,541
Liabilities:
Warrants to purchase redeemable convertible preferred stock	$—	$—	$—	$—
Warrants to purchase common stock	—	—	21,512	21,512
Total liabilities	$—	$—	$21,512	21,512

	December 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$101,394	$—	$—	$101,394
Restricted cash	913	—	—	913
Total assets	$102,307	$—	$—	$102,307
Liabilities:
Warrants to purchase redeemable convertible preferred stock	$—	$—	$—	$—
Warrants to purchase common stock	—	—	30,753	30,753
Total liabilities	$—	$—	$30,753	$30,753

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

The following table sets forth a summary of changes in the fair value of the Company’s preferred and common stock warrant liability, which have been classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Six Months Ended June 30,
	2014	2013
Beginning balance	$30,753	$6,651
Change in fair value	(4,730)	1,500
Exercises	(4,511)	(678)
Repurchases	—	(83)
Ending balance	$21,512	$7,390

The money market funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2014 or the year ended December 31, 2013 except for the transfer out of the warrants to purchase redeemable convertible preferred stock as described below.

During the three months ended September 30, 2013, as a result of the closing of the Company's initial public offering (the IPO), the warrants to purchase preferred stock were converted to warrants to purchase common stock.  The resulting warrants to purchase common stock meet the criteria to be classified as permanent equity and are no longer required to be measured at fair value at each reporting period.

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

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the six months ended June 30, 2014 or the year ended December 31, 2013.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2014 and December 31, 2013, the Company did not have any significant uncertain tax positions.

8. Net Loss Per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Outstanding stock options	3,585	—	3,585	—
Common stock warrants	748	—	748	—
Preferred stock	—	—	—	—
Preferred stock warrants	—	—	—	—
	4,333	—	4,333	—

9. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Comprehensive income (loss) has been disclosed in the accompanying condensed consolidated statements of operations and comprehensive (loss) income and equals the Company’s net (loss) income for all periods presented.

10.  Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in this Report on Form 10-Q and as discussed below in Note 13.

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

12. Warrants

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	June 30, 2014	December 31, 2013	Price Per Share	Expiration	June 30, 2014	December 31, 2013
Warrants to purchase common stock	14	46	$10.92	June 25, 2019	Equity(1)	Equity(1)
Warrants to purchase common stock	19	64	12.56	March 18, 2020	Equity(2) (3)	Equity(2) (3)
Warrants to purchase common stock	702	857	5.88	June 10, 2020 - July 9, 2020	Liability(4) (5) (6) (7)	Liability(4) (5) (6) (7)
Warrants to purchase common stock	13	13	4.00 - 7.40	March 31, 2015 - December 31, 2017	Equity(8)	Equity(8)
All warrants	748	980	$6.12

(1)	In March 2014, the warrant holders exercised warrants to purchase 32,050 shares of Common Stock on a net basis, resulting in the issuance of 22,955 shares of Common Stock.

(2)	In March 2014, the warrant holders exercised warrants to purchase 12,738 shares of Common Stock on a net basis, resulting in the issuance of 9,202 shares of Common Stock.

(3)	In April 2014, the warrant holders exercised warrants to purchase 31,847 shares of common stock on a net basis, resulting in the issuance of 21,082 shares of Common Stock.

(4)	In March 2014, the warrant holders exercised warrants to purchase 543 shares of Common Stock on a net basis, resulting in the issuance of 456 shares of Common Stock.

(5)	In March 2014, the warrant holders exercised warrants to purchase 23,445 shares of Common Stock on a cash basis, resulting in the issuance of 23,445 shares of Common Stock.

(6)	In May and June 2014, the warrant holders exercised warrants to purchase 114,103 shares of common stock on a net basis, resulting in the issuance of 92,173 shares of Common Stock.

(7)	In April 2014, the warrant holders exercised warrants to purchase 16,956 shares of common stock on a cash basis, resulting in the issuance of 16,956 shares of Common Stock.

(8)
Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to December 31, 2012. See discussion below for further details.

In connection with various financing transactions that were consummated in periods prior to December 31, 2013, the Company issued warrants for the purchase of up to 106,500 shares of the Company’s Series A redeemable convertible preferred stock (Series A Preferred Stock), 31,891 shares of the Company’s Series B redeemable convertible preferred stock (Series B Preferred Stock), 45,786 shares of the Company’s Series C-1 redeemable convertible preferred stock (Series C-1 Preferred Stock), and 63,693 shares of the Company’s Series D-1 redeemable convertible preferred stock (Series D-1 Preferred Stock). Each warrant was immediately exercisable. The warrants to purchase Series A and Series B Preferred Stock expire seven years from the original date of issuance, while the warrants to purchase Series C-1 and Series D-1 Preferred Stock expire ten years from the original date of issuance. The warrants to purchase shares of the Company’s preferred stock have an exercise price equal to the original issuance price of the underlying instrument. Each warrant is exercisable on either a physical settlement or net share settlement basis and the redemption provisions are outside the control of the Company.  In connection with the closing of the Company’s IPO on September 24, 2013, the outstanding warrants to purchase Series B Preferred Stock, Series C-1 Preferred Stock, and Series D-1 Preferred Stock were converted into warrants to purchase the same number of shares of common stock   The exercise prices for each of these warrants remained unchanged.

The Company follows the provisions of ASC Topic 480, Issuer’s Accounting for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable, which requires that warrants to purchase redeemable preferred stock be classified as liabilities. In addition, the value of the warrants is remeasured to the then-current fair value at each reporting date. Changes in fair value are recorded to other income (expense), net. For the six months ended June 30, 2013 using current assumptions, the remeasurement resulted in an increase in fair value of $0.3 million, which was recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss. As a result of the closing of the IPO and the resulting conversion of the warrants to purchase preferred shares into warrants to purchase common stock, the fair value of the warrant liability at September 24, 2013 was reclassified to permanent equity and therefore, is no longer subject to remeasurement.

In December 2012, the Company modified the warrant to purchase 106,500 shares of Series A Preferred Stock and extended the expiration date from December 21, 2012 to February 28, 2013. During the six months ended June 30, 2013, the holder of the warrant exercised the warrant on a net basis, resulting in the issuance of 46,668 shares of Series A Preferred Stock. Upon exercise, the Company re-measured the fair value of the warrant and recorded the resulting increase in fair value of $0.1 million as other expense in the accompanying consolidated statement of operations and comprehensive loss for the six months ended June 30, 2013.

In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company’s common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the preferred stock issued of $3.0 million, and the preferred stock was being accreted to the redemption value. At the end of each reporting period, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in a (decrease) increase in fair value of $(4.7) million, and $1.2 million, respectively, which was recorded in other expense in the accompanying consolidated statements of operations and comprehensive loss for the six months ended June 30, 2014 and 2013. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. On March 31, 2013, the Company retired 13,994 warrants to purchase common stock as a consequence of a repurchase of shares from an investor. All remaining outstanding warrants were fully vested and exercisable as of June 30, 2014 and December 31, 2013.

13. Commitments and Contingencies

Legal Proceedings

On October 18, 2012, the Salk Institute for Biological Studies (Salk) filed a complaint in the Massachusetts Superior Court for Suffolk County, alleging that the Company breached one of the Company’s two licensing agreements with Salk. The licensing agreement in dispute provides the Company with a license with respect to certain of Salk’s U.S. patents related to the ActRIIB activin receptor proteins. Salk contended that, under the licensing agreement, the Company owed Salk a greater share of the upfront payment that it received under its now-terminated agreement with Shire AG regarding ACE-031 and a share of the upfront payment and development milestone payments that the Company has received under its ongoing collaboration agreement with Celgene regarding ACE-536. Salk was seeking a total of approximately $10.5 million plus interest and a 15% share of future development milestone payments received under the agreement with Celgene regarding ACE-536. The Company contended that no additional amounts were due to Salk and that it had complied with all of its payment obligations under the applicable Salk license agreement.

The Company moved to dismiss the complaint on December 3, 2012. The Court denied the Company’s motion on February 28, 2013. On March 14, 2013, Acceleron answered the complaint and asserted patent invalidity counterclaims. On the basis of those counterclaims, Acceleron removed the action on March 28, 2013 to the United States District Court for the District of Massachusetts. The parties reached an agreement on a stipulation as to certain patent issues raised in the action, and Acceleron dismissed its counterclaims. The Court held an initial scheduling conference on May 30, 2013, and the fact discovery was closed.

On July 25, 2014, the Company and the Salk Institute for Biological Studies entered into an amendment (the Amendment) to that certain Exclusive License Agreement between Salk and the Company regarding Activin Receptors (Type IIB) and Related Subject Matter for Therapeutic and Diagnostic Purposes, dated August 11, 2010 (the License Agreement). The

License Agreement provides the Company with a license with respect to certain of Salk's U.S. patents related to the ActRIIB activin receptor proteins.

The Amendment was entered into as a condition to the settlement with Salk that provides for the release of all claims in the lawsuit. Pursuant to the settlement, the Company has made a one-time total payment of $5 million, inclusive of interest, to Salk and the Company has agreed to pay Salk 6% of future development milestone payments received under the agreement with Celgene relating to ACE-536. Finally, the Company and Salk have further agreed that the royalty percentage on net sales of ACE-536 will remain at 1% as provided in the original license agreement with Salk, and that such royalty will be payable until June 2022.

Since the contingency existed as of June 30, 2014 and the settlement was concluded prior to the issuance of the unaudited consolidated financial statements for the three and six months ended June 30, 2014, the Company recorded the impact of the settlement as a charge to operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2014.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2014 and December 31, 2013, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 14 for discussion of these arrangements.

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

Commensurate with the execution of the ACE-536 Agreement described below, the Company and Celgene agreed to modify the terms of the Sotatercept Agreement. The modified terms included: (1) a change to the responsibility for development costs to align with the ACE-536 Agreement, with Celgene responsible for more than half of the worldwide costs through December 31, 2012, and 100% of the development costs thereafter, (2) future contingent development milestones for sotatercept were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $27.0 million and regulatory milestones of $190.0 million from a four-category (various cancer indications) structure and, (3) future contingent development milestones for option compounds were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $25.5 million and regulatory milestones of $142.5 million from a four-category (various cancer indications) structure, and (4) an option to buy down tiered royalty payments on both Sotatercept and ACE-536 with a one-time $25.0 million payment on or prior to January 1, 2013. The potential commercial milestones remained unchanged. To date, the Company has received $42.0 million in research and development funding and milestone payments for sotatercept under the original and modified agreements. The next likely clinical milestone payment would be $10.0 million and result from Celgene's start of a Phase 3 study in MDS or β-thalassemia.

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

Through June 30, 2014, the Company has received $37.8 million in research and development funding and milestone payments for ACE-536. The next likely clinical milestone payment would be $15.0 million and result from the start of a Phase 3 study in MDS or β-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia. Accordingly, there is no assurance that the Company will generate future value from additional programs.

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

Accounting Analysis

Prior to 2011, the Company accounted for the Sotatercept Agreement, as a multiple element arrangement under ASC 605-25 (prior to the amendments of ASU 2009-13). The Company identified the following deliverables under the arrangement; (1) the license to the ActRIIA compound, (2) right to license option program compounds, (3) participation in the joint development committee, (4) participation in the joint commercialization committee and (5) research and development activities. Under the provisions of ASC 605-25 applicable to the arrangement, since the Company could not establish vendor-specific objective evidence (VSOE) for the undelivered elements, the Company was required to recognize the initial consideration, consisting of the $45.0 million of nonrefundable upfront license and option payments, over the period the undelivered elements were to be delivered, which was initially estimated to be 15 years. As of the date of the modification of the agreement, there was approximately $34.7 million of deferred revenue under the arrangement.

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

The total arrangement consideration of $77.7 million under the ACE-536 Agreement and amended Sotatercept Agreement consisted of (1) the $25.0 million up-front payment for the license of ACE-536, (2) the remaining deferred revenue from the Sotatercept Agreement of $34.7 million, and (3) estimated payments for development activities and manufacturing services of $18.0 million. The Company used its best estimate of selling price (BESP) for each of the undelivered elements as the Company did not have VSOE or third-party evidence (TPE) of selling price for each deliverable. The Company’s BESP considered its development plan for the compounds, expected manufacturing services, and reimbursement from Celgene (reimbursement of more than half of development expenses through December 31, 2012 and 100% thereafter). The Company determined its BESP for each of the undelivered elements under the arrangements as of the arrangement execution date as follows:

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

During 2011, the Company achieved a $7.5 million clinical milestone under its ACE-536 Agreement, related to the dosing of the first patient in a multiple-dose clinical trial. The Company evaluated the milestone and determined that it was not substantive, as there was no significant uncertainty to achieving the milestone upon execution of the ACE-536 Agreement. As such, the Company allocated the $7.5 million payment based on the allocation of arrangement consideration determined at the execution date of the ACE-536 Agreement and amended Sotatercept Agreement. Based on this allocation, the Company recognized $4.8 million of the payment upon achievement, with the remaining $2.7 million recognized as revenue as the undelivered elements are delivered, consistent with the treatment of the up-front payment. During January 2013, the Company achieved a $10.0 million clinical milestone under its ACE-536 Agreement, related to the dosing of the first patient for a Phase 2 clinical trial. The Company evaluated the milestone and deemed it to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, recognized the $10.0 million payment in revenue during the six months ended June 30, 2013. The remaining development milestones under the ACE-536 and Sotatercept Agreements were deemed to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve the milestones, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, the Company recognized $0.3 million, $0.5 million, $1.0 million, and $1.1 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.

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

Pursuant to the terms of the agreement, Celgene and the Company shared development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and ACE-536 until December 31. 2012 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Celgene for research and development costs incurred by Celgene are recorded as a reduction to cost-sharing revenue. During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, the Company recorded net cost-sharing revenue of $3.7 million, $3.2 million, $6.4 million, and $5.3 million, respectively.

Other Agreements

Shire License

In September 2010, the Company entered into a license and collaboration agreement granting Shire AG the exclusive right to develop, manufacture and commercialize ActRIIB compounds in territories outside North America. Shire also received the right to conduct research and manufacture commercial supplies in North America for ActRIIB compounds. The lead ActRIIB compound was designated ACE-031. Under the initial development plan, the Company and Shire share the costs associated with developing and commercializing ACE-031 in Duchenne Muscular Dystrophy. In September 2010, Shire made a nonrefundable, up-front license payment to the Company of $45.0 million. In accordance with the Company’s revenue recognition policy prior to the adoption of ASU 2009-13, the up-front license payment of $45.0 million was deferred, and was to be recognized as revenue ratably over three years, which represented the original period over which the Company expected to perform and deliver research and development and manufacturing services. On February 8, 2011, the FDA placed ACE-031 on clinical hold. The Company re-assessed the duration of its deliverables under the license agreement and estimated the new term to be approximately five years. The adjustment was treated as a change in accounting estimate with the remaining deferred revenue of $38.8 million at February 8, 2011, recognized prospectively over the new period of research and development and manufacturing services. In April 2013, the Company and Shire determined not to further pursue development of ACE-031 and Shire sent the Company a notice of termination for the ACE-31 collaboration. The collaboration terminated effective June 30, 2013. Upon the effectiveness of the termination of the Shire Agreement in the second quarter of 2013, the Company accelerated the recognition of $22.4 million of remaining deferred revenue from upfront non-refundable payments received under the Shire Agreement as it had no further obligation for deliverables under the Shire Agreement. During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, the Company recognized zero, $22.4 million, zero, and $24.3 million, respectively, of the up-front, non-refundable payments as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.

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

Pursuant to the terms of the agreement, Shire and the Company shared development costs, with Shire responsible for 65% of the costs for ACE-031 and 55% of the costs for licensed compounds other than ACE-031. Payments from Shire with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Shire for research and development costs incurred by Shire are recorded as a reduction to cost-sharing revenue. During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, the Company recorded net cost-sharing revenue of zero, $0.4 million, zero, and $0.7 million, respectively, which includes payments to Shire of zero, $0.1 million, zero and $0.2 million, respectively, which are recorded as contra-revenue in the accompanying consolidated statements of operations and comprehensive loss.

Other

In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004 to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for ACE-536. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, the Company expensed milestones and fees of $0.1 million, zero, $0.1 million, and zero defined under the agreement, which is recorded as research and development expense.

In 2004, the Company entered into another license agreement with certain individuals for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the individuals. The Company agreed to pay specified development and sales milestone payments aggregating up to $1.0 million relating to the development and commercialization of dalantercept. In addition, the Company is required to pay royalties in the low single-digits on worldwide net product sales of dalantercept, with royalty obligations continuing at a 50% reduced rate for a period of time after patent expiration. If the Company sublicenses its patent rights, it will owe a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. During the six months ended June 30, 2014 and 2013, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.

During 2012, the Company executed a license agreement with a research institution for an exclusive, sublicensable, worldwide, royalty-bearing license. The Company is obligated to pay development milestones and commercial milestone fees totaling up to $1.0 million. Under the agreement, if the Company engages the inventors in the clinical research, the development milestones are waived and commercial milestones shall change to $0.8 million plus any waived milestones. The Company will also pay $25,000 annually upon first commercial sale as well as royalties of 1.5% of net sales on any products developed under the patents. During the six months ended June 30, 2014 and 2013, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.

In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront and research fee of $0.3 million upon execution of the agreement and the Company is obligated to pay additional research fees of approximately $1.0 million over approximately the next year, depending on the success of the research program. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, the Company expensed milestones and fees of $0.1 million, zero, $0.1 million, and zero defined under the agreement, which is recorded as research and development expense.

15. Stock-Based Compensation

The Company recognized stock-based compensation expense totaling $1.1 million and $0.5 million during the three months ended June 30, 2014 and 2013, respectively, and $2.1 million and $0.9 million during the six months ended June 30, 2014 and 2013, respectively.

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$453	$160	$852	$311
General and administrative	661	360	1,280	637
	$1,114	$520	$2,132	$948

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	71.1%	70.3%	71.5%	70.3%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	1.9%	1.4%	1.8%	1.4%
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the stock option activity under the 2003 Plan during the six months ended June 30, 2014 (in thousands):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	3,942	$7.05	6.43
Granted	115	$45.17
Exercised	(428)	$3.83
Canceled or forfeited	(44)	$20.18
Outstanding at June 30, 2014	3,585	$8.49	6.23	$92,624
Exercisable at June 30, 2014	2,414	$4.86	5.08	$70,341
Vested and expected to vest at June 30, 2014(2)	3,522	$8.31	6.18	$91,561

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2014.

(2)
This represents the number of vested options at June 30, 2014, plus the number of unvested options expected to vest at June 30, 2014, based on the unvested options outstanding at June 30, 2014, adjusted for the estimated forfeiture rate.

During the six months ended June 30, 2014, the Company granted stock options to purchase an aggregate of 114,950 shares of its common stock, with a weighted-average grant date fair value of options granted of $45.17.

During the six months ended June 30, 2014, current and former employees of the Company exercised a total of 427,597 options, resulting in total proceeds of $1.6 million.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2014 was $14.0 million.

As of June 30, 2014, there was $10.9 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.4 years.

16. Income Taxes

For the three and six months ended June 30, 2014 and 2013, the Company did not record a current or deferred income tax expense or benefit.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2014 and December 31, 2013.

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

Per annum interest was payable at 8.5%. The Loan Agreement also included a closing fee of $0.2 million. The Company amortized the cost over the 42 months of loan. The Loan Agreement was also subject to an additional deferred payment of $1.2 million due with the final payment. The Company recorded the deferred payment to interest expense over the term of the Loan Agreement. The resulting effective interest rate is approximately 11.8%. The Company was not subject to any financial covenants and the Loan Agreement was secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the Loan Agreement, except for intellectual property.

On March 12, 2014, the Company repaid the outstanding balance of the Loan Agreement. At the time of repayment the Company recognized interest expense related to the remaining $0.6 million of the $1.2 million deferred payment due with the final payment. The Company also recognized $0.3 million in prepayment fees as additional expense.

18. Related Party Transactions

Celgene Corporation (Celgene)

In connection with its entry into the collaboration agreement with Celgene, on February 2008, the Company sold Celgene 457,875 shares of its Series C-1 Preferred Stock. As part of the Company’s June 2010 Series E financing, Celgene purchased 36,496 shares of Series E Preferred Stock and received warrants to purchase 38,979 shares of common stock. As part of the Company’s December 2011 Series F financing, Celgene purchased 1,990,446 shares of Series F Preferred Stock. In connection with the Company’s September 2013 initial public offering, Celgene purchased 666,667 shares of common stock. In connection with the Company's January 2014 public offering, Celgene purchased 300,000 shares of common stock. In May 2014 Celgene purchased 1,100,000 shares of common stock from five current shareholders of the Company. As a result of these transactions, Celgene owned 12.8% and 9.7% of the Company’s fully diluted equity as of June 30, 2014 and December 31, 2013, respectively. Refer to Note 14 for additional information regarding this collaboration agreement.

During the six months ended June 30, 2014, the Company recognized $7.4 million in collaboration revenue under the Celgene collaboration arrangement and, as of June 30, 2014, had $6.6 million of deferred revenue related to the Celgene collaboration arrangement.

The Company recognized revenue from Celgene during the three and six months ended June 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
License and milestone	$347	$452	$1,021	$11,084
Cost sharing, net	3,731	3,162	6,364	5,329
	$4,078	$3,614	$7,385	$16,413

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

We are developing sotatercept and ACE-536 through our exclusive worldwide collaborations with Celgene. As of January 1, 2013, Celgene became responsible for paying 100% of worldwide development costs for both programs. We and Celgene plan to select one of these protein therapeutic candidates by the end of 2014 to initiate a phase 3 clinical trial in β-thalassemia in 2015. We may receive up to $560.0 million of potential development, regulatory and commercial milestone payments still outstanding and, if these protein therapeutic candidates are commercialized, we will receive a royalty on net sales in the low-to-mid 20% range. We also will co-promote sotatercept and ACE-536 in North America, if approved, for which our commercialization costs will be entirely funded by Celgene. We have not entered into a partnership for dalantercept and retain worldwide rights to this program.

To date, our operations have been primarily funded by $105.1 million in equity investments from venture investors prior to the IPO, $219.3 million from public investors, $64.2 million in equity investments from our partners and $209.9 million in upfront payments, milestones, and net research and development payments from our strategic partners.

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

From inception through June 30, 2014, we have incurred $311.7 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-β platform protein therapeutics, the discovery and development of preclinical protein therapeutics, and the development of sotatercept, ACE-536 and dalantercept. Since January 1, 2013, expenses associated with sotatercept and ACE-536 have been and will continue to be reimbursed 100% by Celgene. These reimbursements are recorded as revenue. Of the clinical trials that are underway for sotatercept, ACE-536 and dalantercept, we are expensing the costs of clinical trials of ACE-536 and dalantercept. Because Celgene conducts all clinical trials with sotatercept, we are not incurring expenses in connection with any sotatercept clinical trials. The clinical trials for ACE-536 are reimbursed by Celgene. We receive no reimbursement for clinical trials of dalantercept.

We manage certain activities such as clinical trial operations, manufacture of protein therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each protein therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug substance, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for sotatercept, ACE-536, dalantercept and ACE-031 (for which development was suspended in April 2013) during the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Sotatercept(1)	$0	$1	$0	$1
ACE-536(1)	2,630	1,047	4,148	1,750
Dalantercept	1,557	1,076	2,985	2,152
ACE-031(2)	8	499	15	1,001
ACE-083	1,195	—	2,551	—
Total direct research and development expenses	5,390	2,623	9,699	4,904
Other expenses(3)	7,287	6,288	14,743	12,787
Total research and development expenses	$12,677	$8,911	$24,442	$17,691

(1)           Since January 1, 2013, expenses associated with sotatercept and ACE-536 have been and will continue to be reimbursed 100% by Celgene. These reimbursements are recorded as revenue and are presented as cost-sharing, net.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense from our venture debt facility, interest income earned on cash and cash equivalents, and the re-measurement gain or loss associated with the change in the fair value of our preferred stock and common stock warrant liabilities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Increase
(in thousands)	2014	2013	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$347	$22,891	$(22,544)
Cost-sharing, net	3,731	3,536	195
Total revenue	4,078	26,427	(22,349)
Costs and expenses:
Research and development	12,677	8,911	3,766
Litigation settlement	5,000	—	5,000
General and administrative	3,712	3,365	347
Total costs and expenses	21,389	12,276	9,113
Loss from operations	(17,311)	14,151	(31,462)
Other income (expense), net	761	(1,073)	1,834
Net (loss) income	$(16,550)	$13,078	$(29,628)

Revenue.  We recognized revenue of $4.1 million in the three months ended June 30, 2014, compared to $26.4 million in the same period in 2013. This $22.3 million decrease was primarily due to the Shire Collaboration terminating during Q2 2013. During the three months ended June 30, 2013 we recognized $22.8 million of collaboration revenue associated with the Shire collaboration arrangement, however, in 2014 no such amounts were recognized. These decreases were partially offset by a $0.6 million increase in Celgene cost sharing revenue during 2014 due to an increase in spend for ACE-536 clinical and toxicology studies.

The following table shows revenue from all sources for the periods presented.

	Three Months Ended June 30,		Increase
(in thousands)	2014	2013	(Decrease)
Collaboration revenue:
Celgene:
License and milestone	$347	$452	$(105)
Cost-sharing, net	3,731	3,162	569
Total Celgene	4,078	3,614	464
Shire:
License and milestone	—	22,439	(22,439)
Cost-sharing, net	—	374	(374)
Total Shire	—	22,813	(22,813)
Total collaboration revenue	4,078	26,427	(22,349)
Total revenue	$4,078	$26,427	$(22,349)

Research and Development Expenses.  Research and development expenses were $12.7 million in the three months ended June 30, 2014, compared to $8.9 million in the same period in 2013. This $3.8 million increase was primarily due to an increase in clinical and toxicology studies totaling $2.4 million, an increase in personnel expenses of $0.9 million, and an increase in miscellaneous research and development expenses of $0.5 million.

Litigation settlement. Legal settlements in the three months ended June 30, 2014, were $5.0 million compared to zero in the same period in 2013. The settlement to end ongoing litigation was accrued as of June 30, 2014.

General and Administrative Expenses.  General and administrative expenses were $3.7 million in the three months ended June 30, 2014, compared to $3.4 million for the same period in 2013. This $0.3 million increase was primarily related to higher professional fees and insurance totaling $1.0 million and an increase in personnel expenses of $0.1 million offset by a decrease in legal expenses of $0.8 million for lower litigation costs.

Other Income (Expense), Net.  Other income, net was $0.8 million in the three months ended June 30, 2014, compared to an expense of $1.1 million for the same period in 2013. This $1.8 million increase was primarily due a $1.2 million difference in the effect of marking the common warrant liability to market in each period. The additional increase was a $0.6 million decrease in interest expense because the outstanding long term debt was retired during March 2014.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Increase
(in thousands)	2014	2013	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$1,021	$35,406	$(34,385)
Cost-sharing, net	6,364	6,034	330
Total revenue	7,385	41,440	(34,055)
Costs and expenses:
Research and development	24,442	17,691	6,751
Litigation settlement	5,000	—	5,000
General and administrative	7,462	6,461	1,001
Total costs and expenses	36,904	24,152	12,752
Loss from operations	(29,519)	17,288	(46,807)
Other income (expense), net	3,849	(2,563)	6,412
Net (loss) income	$(25,670)	$14,725	$(40,395)

Revenue.  We recognized revenue of $7.4 million in the six months ended June 30, 2014, compared to $41.4 million in the same period in 2013. This $34.1 million decrease was primarily due the achievement of a $10.0 million milestone in

January 2013. During the six months ended June 30, 2013 we also recognized $25.0 million of collaboration revenue associated with the Shire collaboration arrangement, however, in 2014 no such amounts were recognized due to the termination of the Shire collaboration arrangement in June 2013. These decreases were partially offset by a $1.0 million increase in Celgene cost sharing revenue during 2014 due to an increase in spend for ACE-536 clinical and toxicology studies.

The following table shows revenue from all sources for the periods presented.

	Six Months Ended June 30,		Increase
(in thousands)	2014	2013	(Decrease)
Collaboration revenue:
Celgene:
License and milestone	$1,021	$11,084	$(10,063)
Cost-sharing, net	6,364	5,329	1,035
Total Celgene	7,385	16,413	(9,028)
Shire:
License and milestone	—	24,322	(24,322)
Cost-sharing, net	—	705	(705)
Total Shire	—	25,027	(25,027)
Total collaboration revenue	7,385	41,440	(34,055)
Total revenue	$7,385	$41,440	$(34,055)

Research and Development Expenses.  Research and development expenses were $24.4 million in the six months ended June 30, 2014, compared to $17.7 million in the same period in 2013. This $6.8 million increase was primarily due to an increase in clinical and toxicology studies totaling $4.2 million, an increase in personnel expenses of $1.7 million, and an increase in miscellaneous research and development of $0.9 million.

Litigation settlement. Legal settlements in the three months ended June 30, 2014, were $5.0 million compared to zero in the same period in 2013. The settlement to end ongoing litigation was accrued as of June 30, 2014.

General and Administrative Expenses.  General and administrative expenses were $7.5 million in the six months ended June 30, 2014, compared to $6.5 million for the same period in 2013. This $1.0 million increase was primarily related to higher professional fees and insurance totaling $1.9 million and higher total personnel expenses totaling $0.5 million offset by a decrease in legal expenses of $1.4 million primarily for lower litigation costs.

Other Income (Expense), Net.  Other income, net was $3.8 million in the six months ended June 30, 2014, compared to an expense of $2.6 million for the same period in 2013. This $6.4 million increase was primarily due a $6.2 million difference in the effect of marking the common warrant liability to market in each period. The additional increase was a $0.2 million decrease in interest expense because the outstanding long term debt was retired during March 2014.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of June 30, 2014, we had an accumulated deficit of $218.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.

To date, our operations have been funded by $105.1 million in equity investments from venture investors prior to the IPO, $219.3 million from public investors, $64.2 million in equity investments from our partners, and $209.9 million in upfront payments, milestones, and net research and development payments from our partners.

As of June 30, 2014, we had $204.3 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market mutual funds consisting of U.S. government-backed securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(23,245)	$(10,747)
Investing activities	(379)	(125)
Financing activities	114,711	(274)
Net increase (decrease) in cash and cash equivalents	$91,087	$(11,146)

Operating Activities.  The significant decrease in net cash used in operating activities for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, is primarily due to the receipt of a $10.0 million milestone payment from Celgene in the first quarter of 2013.

Net cash used in operating activities was $23.2 million for the six months ended June 30, 2014, and consisted primarily of a net loss of $25.7 million adjusted for non-cash items including an decrease in fair value of warrants of $4.7 million, stock-based compensation expense of $2.1 million, depreciation and amortization of $0.5 million, payments of deferred interest of $0.5 million, and a net decrease due to changes in operating assets and liabilities of $5.0 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $1.0 million for the Celgene Collaboration. Other components of the change in operating assets and liabilities include a decrease in accrued expenses of $0.4 million, a increase in collaboration receivables of $0.1 million, an increase in accrued litigation settlement of $5.0 million, a decrease in deferred rent of $0.2 million and an increase in accounts payable of $1.7 million.

Net cash used in operating activities was $10.7 million for the six months ended June 30, 2013 and consisted primarily of net income of $14.7 million adjusted for non-cash items including an increase in fair value of warrants of $1.5 million, stock-based compensation expense of $0.9 million, depreciation and amortization of $0.4 million, forgiveness of the related party receivable of $0.2 million, accretion of deferred interest of $0.2 million, and amortization of deferred debt issuance costs of $0.2 million offset by a net decrease in operating assets and liabilities of $28.9 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $25.4 million due primarily to the recognition of $22.4 million of deferred revenue for the Shire collaboration agreement which was terminated effective June 30, 2013. Other components of the change in operating assets and liabilities include a decrease in accrued expenses of $2.0 million, an increase in collaboration receivables of $1.6 million, an increase in accounts payable of $0.3 million and a decrease in deferred rent of $0.2 million.

Investing Activities.

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2014 and $0.1 million for the six months ended June 30, 2013 and consisted of purchases of property and equipment.

Financing Activities.

Net cash provided by financing activities was $114.7 million for the six months ended June 30, 2014 and consisted of $129.2 million in net proceeds received from the company’s follow on public offering and $1.9 million for the exercise of stock options and warrants, offset by $16.3 million of principal repayments to pay off our venture debt line.  Net cash used in financing activities was $0.3 million for the six months ended June 30, 2013 and consisted primarily of a $0.3 million payment we made to repurchase and retire redeemable convertible preferred stock, common stock and warrants to purchase common stock.

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

We believe that our existing cash and cash equivalents, together with receipt of anticipated milestone payments, will be sufficient to fund our projected operating requirements into the second half of 2017. However, we will require additional capital for the further development of our existing protein therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional protein therapeutic candidates.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to fund our operations through a combination of equity offerings, debt financings or other sources including potential additional collaborations. Additional capital may not be available on favorable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our protein therapeutic candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may not be able to enter into new collaboration arrangements for any of our proprietary protein therapeutic candidates. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the achievement of milestones under our agreement with Celgene;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our protein therapeutic candidates and potential protein therapeutic candidates;

•	the number and characteristics of protein therapeutic candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our protein therapeutic candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the costs involved in defending and prosecuting litigation regarding in-licensed intellectual property.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2014, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, except as disclosed below.

On March 12, 2014, the Company paid off the remaining principal outstanding under the Loan Agreement, the deferred fees and early repayment fees, totaling $17.8 million. With the repayment, we have no continuing obligations to service the debt line.

In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront and research fee of $0.3 million upon execution of the agreement and the Company is obligated to pay additional research fees of approximately $1.0 million over approximately the next year, depending on the success of the research program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $204.3 million and $113.2 million, respectively. Our cash equivalents are invested primarily in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

As of June 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements--Note 13. Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

As of June 30, 2014, we have used $59.2 million of the net offering proceeds from our IPO to fund operations, capital expenditures, working capital and other general corporate purposes and for debt repayment. On March 12, 2014, we paid off the remaining principal outstanding under the Loan Agreement, the deferred fees and early repayment fees, totaling $17.8 million. We are holding the balance of the net proceeds from the offering in prime money market funds. Except for the early repayment of the Loan Agreement, there has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC on September 19, 2013 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERON PHARMA INC.

Date: August 12, 2014	By:	/s/ JOHN L. KNOPF, PH.D.
John L. Knopf, Ph.D.
Chief Executive Officer and President

Date: August 12, 2014	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Chief Financial Officer

Exhibit number	Description of exhibit
10.1	Amendment, dated as of July 25, 2014, to Amended and Restated License Agreement between Salk Institute for Biological Studies and Acceleron Pharma Inc. dated as of August 11, 2010.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”