Form 10-Q/A
period 2014-06-30
ACCELERON PHARMA INC
filed 2014-08-12
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Original Report”) filed by Acceleron Pharma Inc. with the Securities and Exchange Commission on August 12, 2014. This Amendment is being filed solely for the purpose of amending an error on Exhibit 32.1 under Item 6 of Part II of the Original Report.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

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

4