Form 10-Q
period 2014-09-30
ACCELERON PHARMA INC
filed 2014-11-07
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

As of October 31, 2014, there were 32,253,193 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$189,256	$113,163
Collaboration receivables (all amounts are with related party)	3,228	3,616
Prepaid expenses and other current assets	3,947	2,243
Total current assets	196,431	119,022
Property and equipment, net	3,379	3,705
Restricted cash	902	913
Other assets	—	92
Total assets	$200,712	$123,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,314	$885
Accrued expenses	5,938	6,927
Deferred revenue	1,382	2,031
Deferred rent	478	499
Notes payable, net of discount	—	16,868
Total current liabilities	11,112	27,210
Deferred revenue, net of current portion	4,967	5,620
Deferred rent, net of current portion	1,984	2,337
Warrants to purchase common stock	15,028	30,753
Total liabilities	33,091	65,920
Commitments and contingencies (Note 13)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 32,062,884, and 28,348,630 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	33	29
Additional paid-in capital	393,554	250,107
Accumulated deficit	(225,966)	(192,324)
Total stockholders’ equity	167,621	57,812
Total liabilities and stockholders’ equity	$200,712	$123,732

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Collaboration revenue:
License and milestone	$280	$638	$1,302	$36,044
Cost-sharing, net	3,228	3,632	9,592	9,666
Total revenue(1)	3,508	4,270	10,894	45,710
Costs and expenses:
Research and development	11,876	8,143	36,318	25,834
Litigation settlement	—	—	5,000	—
General and administrative	3,023	3,011	10,485	9,472
Total costs and expenses	14,899	11,154	51,803	35,306
(Loss) income from operations	(11,391)	(6,884)	(40,909)	10,404
Other income (expense):
Other income (expense), net	3,394	(11,149)	8,130	(12,571)
Interest income	25	5	59	25
Interest expense	—	(485)	(922)	(1,646)
Total other income (expense), net	3,419	(11,629)	7,267	(14,192)
Net loss	$(7,972)	$(18,513)	$(33,642)	$(3,788)
Comprehensive loss	$(7,972)	$(18,513)	$(33,642)	$(3,788)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(7,972)	$(18,513)	$(33,642)	$(3,788)
Accretion of dividends, interest, redemption value and issuance costs on redeemable convertible preferred stock	—	(6,272)	—	(19,870)
Gain on extinguishment of redeemable convertible preferred stock	—	—	—	2,765
Net loss applicable to participating securities	—	—	—	—
Net loss applicable to common stockholders—basic and diluted	$(7,972)	$(24,785)	$(33,642)	$(20,893)

Net loss	$(7,972)	$(18,513)	$(33,642)	$(3,788)
Accretion of dividends, interest, redemption value and issuance costs on redeemable convertible preferred stock	—	(6,272)	—	(19,870)
Gain on extinguishment of redeemable convertible preferred stock	—	—	—	2,765
Net loss applicable to participating securities	—	—	—	—
Net loss applicable to common stockholders—basic and diluted	$(7,972)	$(24,785)	$(33,642)	$(20,893)
Net loss per share applicable to common stockholders— basic and diluted: (Note 8)
Basic	$(0.25)	$(5.62)	$(1.18)	$(6.74)
Diluted	$(0.25)	$(5.62)	$(1.18)	$(6.74)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders:
Basic	31,855	4,406	28,594	3,100
Diluted	31,855	4,406	28,594	3,100

(1) Includes related party revenue (Note 18)	$3,508	$4,270	$10,894	$20,682

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net loss	$(33,642)	$(3,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	832	681
Stock-based compensation	3,327	1,441
(Payment) / accretion of deferred interest	(536)	257
Amortization of deferred debt issuance costs	36	182
Change in fair value of warrants	(8,124)	12,649
Gain on retirement of warrants	—	(76)
Forgiveness of related party receivable	—	237
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,723)	(762)
Collaboration receivables	388	(1,327)
Related party receivable	—	(4)
Accounts payable	2,429	243
Accrued expenses	(923)	(1,602)
Deferred revenue	(1,302)	(26,044)
Deferred rent	(374)	(373)
Restricted cash	11	—
Net cash used in operating activities	(39,601)	(18,286)
Investing Activities
Purchases of property and equipment	(498)	(187)
Net cash used in investing activities	(498)	(187)
Financing Activities
Proceeds from issuance of common stock from public offering, net issuance costs	129,174	87,406
Proceeds from issuance of common stock from private placement	—	10,000
Payments of long-term debt	(16,331)	(1,815)
Payments made to repurchase redeemable convertible preferred stock, common stock and warrants to purchase common stock	—	(300)
Proceeds from exercise of stock options and warrants to purchase common stock	3,349	50
Net cash provided by financing activities	116,192	95,341
Net increase in cash and cash equivalents	76,093	76,868
Cash and cash equivalents at beginning of period	113,163	39,611
Cash and cash equivalents at end of period	$189,256	$116,479
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,574	$1,262
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of dividends, interest, redemption value, and issuance costs on preferred stock	$—	$19,870
Cashless exercise of warrants	$—	$678
Follow-on offering costs included in accounts payable and accrued expense	$—	$582
Reclassification of warrant liability to additional paid-in capital	$7,601	$2,013
Purchase of property and equipment included in accounts payable and accrued expenses	$7	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$286,094

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

The Company is headquartered in Cambridge, Massachusetts and has one wholly-owned subsidiary, Acceleron Securities Corp.

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

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2013, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2014, and the results of its operations and its cash flows for the three and nine months ended September 30, 2014 and 2013.

The results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2013, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

 The accompanying interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of September 30, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

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

5. Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. As of September 30, 2014 and December 31, 2013, the Company maintained letters of credit totaling $0.9 million held in the form of a money market account as collateral for the Company’s facility lease obligations and its credit cards.

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

7. Fair Value Measurements

The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$181,657	$—	$—	$181,657
Restricted cash	902	—	—	902
Total assets	$182,559	$—	$—	$182,559
Liabilities:
Warrants to purchase common stock	$—	$—	$15,028	$15,028
Total liabilities	$—	$—	$15,028	15,028

	December 31, 2013
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$101,394	$—	$—	$101,394
Restricted cash	913	—	—	913
Total assets	$102,307	$—	$—	$102,307
Liabilities:
Warrants to purchase common stock	$—	$—	$30,753	$30,753
Total liabilities	$—	$—	$30,753	$30,753

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

The following table sets forth a summary of changes in the fair value of the Company’s preferred and common stock warrant liability, which have been classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$30,753	$6,651
Change in fair value	(8,124)	12,649
Exercises	(7,601)	(678)
Repurchases	—	(83)
Conversions	—	(2,013)
Ending balance	$15,028	$16,526

The money market funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2014 or the year ended December 31, 2013 except for the transfer out of the warrants to purchase redeemable convertible preferred stock as described below.

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

The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the nine months ended September 30, 2014 or the year ended December 31, 2013.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2014 and December 31, 2013, the Company did not have any significant uncertain tax positions.

8. Net Loss Per Share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Outstanding stock options	3,459	3,667	3,459	3,690
Common stock warrants	610	881	610	874
Shares issuable under employee stock purchase plan	15	—	15	—
Preferred stock	—	16,658	—	17,609
Preferred stock warrants	—	130	—	152
	4,084	21,336	4,084	22,325

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

12. Warrants

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	September 30, 2014	December 31, 2013	Price Per Share	Expiration	September 30, 2014	December 31, 2013
Warrants to purchase common stock	14	46	$10.92	June 25, 2019	Equity(1)	Equity(1)
Warrants to purchase common stock	19	64	12.56	March 18, 2020	Equity(2) (3)	Equity(2) (3)
Warrants to purchase common stock	564	857	5.88	June 10, 2020 - July 9, 2020	Liability(4) (5) (6) (7) (8) (9)	Liability(4) (5) (6) (7) (8) (9)
Warrants to purchase common stock	13	13	4.00 - 7.40	March 31, 2015 - December 31, 2017	Equity(10)	Equity(10)
All warrants	610	980	$6.18

(1)	In March 2014, the warrant holders exercised warrants to purchase 32,050 shares of Common Stock on a net basis, resulting in the issuance of 22,955 shares of Common Stock.

(2)	In March 2014, the warrant holders exercised warrants to purchase 12,738 shares of Common Stock on a net basis, resulting in the issuance of 9,202 shares of Common Stock.

(3)	In April 2014, the warrant holders exercised warrants to purchase 31,847 shares of common stock on a net basis, resulting in the issuance of 21,082 shares of Common Stock.

(4)	In March 2014, the warrant holders exercised warrants to purchase 543 shares of Common Stock on a net basis, resulting in the issuance of 456 shares of Common Stock.

(5)	In March 2014, the warrant holders exercised warrants to purchase 23,445 shares of Common Stock on a cash basis, resulting in the issuance of 23,445 shares of Common Stock.

(6)	In May and June 2014, the warrant holders exercised warrants to purchase 114,103 shares of common stock on a net basis, resulting in the issuance of 92,173 shares of Common Stock.

(7)	In April 2014, the warrant holders exercised warrants to purchase 16,956 shares of common stock on a cash basis, resulting in the issuance of 16,956 shares of Common Stock.

(8)	In August 2014, the warrant holders exercised warrants to purchase 11,611 shares of common stock on a net basis, resulting in the issuance of 9,332 shares of Common Stock.

(9)	In September 2014, the warrant holders exercised warrants to purchase 126,283 shares of common stock on a cash basis, resulting in the issuance of 126,283 shares of Common Stock.

(10)
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

The Company follows the provisions of ASC Topic 480, Issuer’s Accounting for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable, which requires that warrants to purchase redeemable preferred stock be classified as liabilities. In addition, the value of the warrants is remeasured to the then-current fair value at each reporting date. Changes in fair value are recorded to other income (expense), net. For the nine months ended September 30, 2013 using current assumptions, the remeasurement resulted in an increase in fair value of $1.3 million, which was recorded in other expense, net in the accompanying consolidated statements of operations and comprehensive loss. As a result of the closing of the IPO and the resulting conversion of the warrants to purchase preferred shares into warrants to purchase common stock, the fair value of the warrant liability at September 24, 2013 was reclassified to permanent equity and therefore, is no longer subject to remeasurement.

In December 2012, the Company modified the warrant to purchase 106,500 shares of Series A Preferred Stock and extended the expiration date from December 21, 2012 to February 28, 2013. During the nine months ended September 30, 2013, the holder of the warrant exercised the warrant on a net basis, resulting in the issuance of 46,668 shares of Series A Preferred Stock. Upon exercise, the Company re-measured the fair value of the warrant and recorded the resulting increase in fair value of $0.1 million as other expense in the accompanying consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2013.

In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company’s common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the preferred stock issued of $3.0 million, and the preferred stock was being accreted to the redemption value. At the end of each reporting period or through the life of the instrument, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in a (decrease) increase in fair value of $(3.4) million, $10.1 million, $(8.1) million, and $11.3 million, respectively, which was recorded in other expense in the accompanying consolidated statements of operations and comprehensive loss for the three months September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. On March 31, 2013, the Company retired 13,994 warrants to purchase common stock as a consequence of a repurchase of shares from an investor. All remaining outstanding warrants were fully vested and exercisable as of September 30, 2014 and December 31, 2013.

13. Commitments and Contingencies

Legal Proceedings

On October 18, 2012, the Salk Institute for Biological Studies (Salk) filed a complaint in the Massachusetts Superior Court for Suffolk County, alleging that the Company breached one of the Company’s two licensing agreements with Salk. The licensing agreement in dispute provides the Company with a license with respect to certain of Salk’s U.S. patents related to the ActRIIB activin receptor proteins. Salk contended that, under the licensing agreement, the Company owed Salk a greater share of the upfront payment that it received under its now-terminated agreement with Shire AG regarding ACE-031 and a share of the upfront payment and development milestone payments that the Company has received under its ongoing collaboration agreement with Celgene regarding luspatercept (also known as ACE-536). Salk was seeking a total of approximately $10.5 million plus interest and a 15% share of future development milestone payments received under the agreement with Celgene regarding luspatercept. The Company contended that no additional amounts were due to Salk and that it had complied with all of its payment obligations under the applicable Salk license agreement.

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

The Amendment was entered into as a condition to the settlement with Salk that provides for the release of all claims in the lawsuit. Pursuant to the settlement, the Company has made a one-time total payment of $5 million, inclusive of interest, to Salk and the Company has agreed to pay Salk 6% of future development milestone payments received under the agreement with Celgene relating to luspatercept. Finally, the Company and Salk have further agreed that the royalty percentage on net sales of luspatercept will remain at 1% as provided in the original license agreement with Salk, and that such royalty will be payable until June 2022.

The Company recorded the impact of the settlement as a charge to operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2014.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2014 and December 31, 2013, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 14 for discussion of these arrangements.

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

14. Significant Agreements

Celgene

Overview

On February 20, 2008 the Company entered into a collaboration, license, and option agreement (the Sotatercept Agreement) with Celgene Corporation (Celgene) relating to sotatercept. On August 2, 2011, the Company entered into a second collaboration, license and option agreement with Celgene for luspatercept (the Luspatercept Agreement), and also amended certain terms of the Sotatercept Agreement. These agreements provide Celgene exclusive licenses for sotatercept and luspatercept in all indications, as well as exclusive rights to obtain a license to certain future compounds. Celgene is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases.

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

Commensurate with the execution of the Luspatercept Agreement described below, the Company and Celgene agreed to modify the terms of the Sotatercept Agreement. The modified terms included: (1) a change to the responsibility for development costs to align with the Luspatercept Agreement, with Celgene responsible for more than half of the worldwide costs through December 31, 2012, and 100% of the development costs thereafter, (2) future contingent development milestones for sotatercept were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $27.0 million and regulatory milestones of $190.0 million from a four-category (various cancer indications) structure, (3) future contingent development milestones for option compounds were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $25.5 million and regulatory milestones of $142.5 million from a four-category (various cancer indications) structure, and (4) an option to buy down tiered royalty payments on both sotatercept and luspatercept with a one-time $25.0 million payment on or prior to January 1, 2013. The potential commercial milestones remained unchanged. To date, the Company has received $42.1 million in research and development funding and milestone payments for sotatercept under the original and modified agreements. The next likely clinical milestone payment would be $10.0 million and result from Celgene's start of a Phase 3 study in MDS or β-thalassemia.

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

Luspatercept Agreement

Under the terms of the Luspatercept Agreement, the Company and Celgene collaborate worldwide for the joint development and commercialization of luspatercept. The Company also granted Celgene an option for future products for which Acceleron files an Investigational New Drug application for the treatment of anemia. Celgene paid $25.0 million on the closing of the Luspatercept Agreement in August, 2011.

The Company retains responsibility for research and development through the end of Phase 1 and initial Phase 2 clinical trials, as well as manufacturing the clinical supplies for these studies. Celgene will conduct subsequent Phase 2 and Phase 3 clinical studies. Acceleron will manufacture luspatercept for the Phase 1 and Phase 2 clinical trials and Celgene will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third party contract manufacturing organizations. The Company is eligible to receive clinical milestones of up to $32.5 million, regulatory milestones of up to $105.0 million and commercial milestones of up to $80.0 million for luspatercept. The Company will receive additional, lower development, regulatory, and commercial milestones for any additional products for the treatment of anemia on which Celgene exercises an option. Clinical milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon the acceptance of the marketing application and upon approval to market a protein therapeutic candidate by the FDA or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by Celgene in countries outside of North America. In addition, to the extent luspatercept is commercialized, the Company would be entitled to receive tiered royalty payments in the low-to-mid twenty percent range of net sales from sales generated from all geographies. Royalty payments are subject to certain reductions, including for entry of a generic product onto the market.

Through September 30, 2014, the Company has received $41.4 million in research and development funding and milestone payments for luspatercept. The next likely clinical milestone payment would be $15.0 million and result from the start of a Phase 3 study in MDS or β-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia. Accordingly, there is no assurance that the Company will generate future value from additional programs.

The Luspatercept Agreement will expire on a country-by-country basis on the occurrence of both of the following: (1) the expiration of the royalty term with respect to all license products in such country, and (2) the end of the option term. The royalty term for each licensed product in each country outside North America is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage or a specified period of years. The royalty term for each licensed product in North America is the period commencing with the first commercial sale in North America and ending, on a licensed product and country-by-country basis on the date which commercialization of such licensed product has ceased. The option term runs until the later of (1) the date on which no development or commercialization activities are ongoing or are expected to commence for any licensed products under the Luspatercept Agreement; (2) the date on which no development or commercialization activities are ongoing or are expected to commence for any licensed products under the Sotatercept Agreement and all option rights under the Sotatercept Agreement have been forfeited with respect to each option compound where Celgene has made a payment with respect to such compound; and (3) the royalty term for all licensed products under the Luspatercept Agreement and the Sotatercept Agreement has ended; provided that if at the time the option term would otherwise end any option compounds under the Luspatercept Agreement are in clinical development the option term shall continue until Celgene’s rights to such compound are either exercised or forfeited.

Celgene has the right to terminate the Luspatercept Agreement with respect to one or more licensed targets or in its entirety, upon 180 days’ notice (or 45 days’ notice if the licensed product has failed to meet certain end point criteria with respect to clinical trials or other development activities), provided that Celgene may not terminate the Luspatercept Agreement prior to the completion of the on-going Luspatercept β-thalassemia and Luspatercept MDS Phase 2 clinical trials, except under certain conditions. The agreement may also be terminated in its entirety by either Celgene or the Company in the event of a material breach by the other party or in the event of a bankruptcy filing of the other party. There are no cancellation, termination or refund provisions in this arrangement that contain material financial consequences to the Company.

Both Agreements

The Company and Celgene shared development costs under the Sotatercept and Luspatercept Agreements through December 31, 2012. As of January 1, 2013, Celgene is responsible for paying 100% of worldwide development costs under both agreements. Celgene will be responsible for all commercialization costs worldwide. The Company has the right to co-promote sotatercept, luspatercept and future products under both agreements in North America. Celgene’s option to buy down royalty rates for sotatercept and luspatercept expired unexercised and, therefore, the Company will receive tiered royalties in the low-to-mid twenty percent range on net sales of sotatercept and luspatercept. The royalty schedules for sotatercept and luspatercept are the same.

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

Because the Luspatercept Agreement and the amendment to the Sotatercept Agreement were negotiated in contemplation of each other, and the Company had not yet completed all of its obligations pursuant to the Sotatercept Agreement, the agreements were considered one arrangement for accounting purposes. The deliverables under the combined arrangement include: (1) licenses to develop and commercialize sotatercept and luspatercept, (2) performance of research and development services, (3) participation on the joint development committees, and (4) the performance of manufacturing services to provide clinical material to Celgene. The Company has determined the option to future products related to the treatment of anemia represents a substantive option. The Company is under no obligation to discover, develop or deliver any new compounds that modulate anemia and Celgene is not contractually obligated to exercise the option. As a result, the Company is at risk as to whether Celgene will exercise the option.

All of these deliverables identified in the arrangement were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in making this determination included, among other things, the subject of the licenses, the nature of the research and development services, and the capabilities of Celgene.

The total arrangement consideration of $77.7 million under the Luspatercept Agreement and amended Sotatercept Agreement consisted of (1) the $25.0 million up-front payment for the license of luspatercept, (2) the remaining deferred revenue from the Sotatercept Agreement of $34.7 million, and (3) estimated payments for development activities and manufacturing services of $18.0 million. The Company used its best estimate of selling price (BESP) for each of the undelivered elements as the Company did not have VSOE or third-party evidence (TPE) of selling price for each deliverable. The Company’s BESP considered its development plan for the compounds, expected manufacturing services, and reimbursement from Celgene (reimbursement of more than half of development expenses through December 31, 2012 and 100% thereafter). The Company determined its BESP for each of the undelivered elements under the arrangements as of the arrangement execution date as follows:

•	$18.8 million for research and development services

•	$2.9 million for the sotatercept joint development committee

•	$3.7 million for the luspatercept joint development committee

•	$2.8 million for the manufacturing services

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

As noted above, the total arrangement consideration includes estimated payments for development activities and manufacturing services identified at the outset of the Luspatercept Agreement and amended Sotatercept Agreement. At the end of each reporting period, the Company reassesses the estimated payments to be received related to these services and the BESP of the undelivered elements based upon the Company’s current estimates. The Company accounts for such changes as a change in accounting estimate and the cumulative impact of any change is reflected in the period of change.

During 2011, the Company achieved a $7.5 million clinical milestone under its Luspatercept Agreement, related to the dosing of the first patient in a multiple-dose clinical trial. The Company evaluated the milestone and determined that it was not substantive, as there was no significant uncertainty to achieving the milestone upon execution of the Luspatercept Agreement. As such, the Company allocated the $7.5 million payment based on the allocation of arrangement consideration determined at the execution date of the Luspatercept Agreement and amended Sotatercept Agreement. Based on this allocation, the Company recognized $4.8 million of the payment upon achievement, with the remaining $2.7 million recognized as revenue as the undelivered elements are delivered, consistent with the treatment of the up-front payment. During January 2013, the Company achieved a $10.0 million clinical milestone under its Luspatercept Agreement, related to the dosing of the first patient for a Phase 2 clinical trial. The Company evaluated the milestone and deemed it to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, recognized the $10.0 million payment in revenue during the nine months ended September 30, 2013. The remaining development milestones under the Luspatercept and Sotatercept Agreements were deemed to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve the milestones, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. During the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, the Company recognized $0.3 million, $0.6 million, $1.3 million, and $1.7 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.

As noted above, under the terms of the Luspatercept Agreement the Company retained responsibility for certain research and development activities through the completion of Phase 1 and initial Phase 2 clinical trials, as well as manufacturing the clinical supplies for these studies. Celgene is responsible for the conduct of subsequent Phase 2 and Phase 3 clinical studies. In November, 2013, the Company agreed to conduct additional activities for the benefit of the luspatercept program including certain clinical and non-clinical services such as multiple toxicology studies and associated assay development and sample testing, clinical extension studies, and market development work. These activities will be reimbursed under the same terms and rates of the existing Agreements. The Company evaluated the additional services to be provided and determined that as the Company is under no obligation to conduct these additional activities, these services do not represent a deliverable under or modification to the Luspatercept Agreement, but rather, represent a separate services arrangement which should be accounted for as the services are delivered.

Pursuant to the terms of the agreement, Celgene and the Company shared development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and luspatercept until December 31, 2012 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Celgene for research and development costs incurred by Celgene are recorded as a reduction to cost-sharing revenue. During the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, the Company recorded net cost-sharing revenue of $3.2 million, $3.6 million, $9.6 million, and $9.0 million, respectively.

Other Agreements

Shire License

In September 2010, the Company entered into a license and collaboration agreement granting Shire AG the exclusive right to develop, manufacture and commercialize ActRIIB compounds in territories outside North America. Shire also received the right to conduct research and manufacture commercial supplies in North America for ActRIIB compounds. The lead ActRIIB compound was designated ACE-031. Under the initial development plan, the Company and Shire share the costs associated with developing and commercializing ACE-031 in Duchenne Muscular Dystrophy. In September 2010, Shire made a nonrefundable, up-front license payment to the Company of $45.0 million. In accordance with the Company’s revenue recognition policy prior to the adoption of ASU 2009-13, the up-front license payment of $45.0 million was deferred, and was to be recognized as revenue ratably over three years, which represented the original period over which the Company expected to perform and deliver research and development and manufacturing services. On February 8, 2011, the FDA placed ACE-031 on clinical hold. The Company re-assessed the duration of its deliverables under the license agreement and estimated the new term to be approximately five years. The adjustment was treated as a change in accounting estimate with the remaining deferred revenue of $38.8 million at February 8, 2011, recognized prospectively over the new period of research and development and manufacturing services. In April 2013, the Company and Shire determined not to further pursue development of ACE-031 and Shire sent the Company a notice of termination for the ACE-31 collaboration. The collaboration terminated effective June 30, 2013. Upon the effectiveness of the termination of the Shire Agreement in the second quarter of 2013, the Company accelerated the recognition of $22.4 million of remaining deferred revenue from upfront non-refundable payments received under the Shire Agreement as it had no further obligation for deliverables under the Shire Agreement. During the nine months ended September 30, 2013, the Company recognized $24.3 million of the up-front, non-refundable payments as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss. No amounts we recognized subsequent to the June 30, 2013 termination.

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

Pursuant to the terms of the agreement, Shire and the Company shared development costs, with Shire responsible for 65% of the costs for ACE-031 and 55% of the costs for licensed compounds other than ACE-031. Payments from Shire with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Shire for research and development costs incurred by Shire are recorded as a reduction to cost-sharing revenue. During the nine months ended September 30, 2013, the Company recorded net cost-sharing revenue of $0.6 million, which includes payments to Shire of $0.2 million, which are recorded as contra-revenue in the accompanying consolidated statements of operations and comprehensive loss. No amounts we recognized subsequent to the June 30, 2013 termination.

Other

In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004 to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, the Company expensed milestones and fees of $0.1 million, $0.1 million, $0.1 million, and $0.1 million defined under the agreement, which is recorded as research and development expense.

In 2004, the Company entered into another license agreement with certain individuals for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the individuals. The Company agreed to pay specified development and sales milestone payments aggregating up to $1.0 million relating to the development and commercialization of dalantercept. In addition, the Company is required to pay royalties in the low single-digits on worldwide net product sales of dalantercept, with royalty obligations continuing at a 50% reduced rate for a period of time after patent expiration. If the Company sublicenses its patent rights, it will owe a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. During the nine months ended September 30, 2014 and 2013, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.

During 2012, the Company executed a license agreement with a research institution for an exclusive, sublicensable, worldwide, royalty-bearing license. The Company is obligated to pay development milestones and commercial milestone fees totaling up to $1.0 million. Under the agreement, if the Company engages the inventors in the clinical research, the development milestones are waived and commercial milestones shall change to $0.8 million plus any waived milestones. The Company will also pay $25,000 annually upon first commercial sale as well as royalties of 1.5% of net sales on any products developed under the patents. During the nine months ended September 30, 2014 and 2013, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.

In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront and research fee of $0.3 million upon execution of the agreement and the Company is obligated to pay additional research fees of approximately $1.0 million over approximately the next year, depending on the success of the research program. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three and nine months ended September 30, 2014, the Company expensed milestones and fees of $0.3 million and $0.5 million, respectively, which is recorded as research and development expense.

15. Stock-Based Compensation

The Company recognized stock-based compensation expense related to stock options and the employee stock purchase plan totaling $1.2 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively, and $3.3 million and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively.

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$486	$149	$1,339	$460
General and administrative	708	344	1,988	981
	$1,194	$493	$3,327	$1,441

The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013(1)	2014	2013
Expected volatility	70.7%	—%	71.2%	70.3%
Expected term (in years)	6.0	0.0	6.0	6.0
Risk-free interest rate	1.9%	—%	1.8%	1.4%
Expected dividend yield	—%	—%	—%	—%

(1)	No grants were made in the three months ended September 30, 2013.

The following table summarizes the stock option activity under the 2003 and 2013 Plans during the nine months ended September 30, 2014 (in thousands):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	3,942	$7.05	6.43
Granted	192	$38.56
Exercised	(627)	$3.78
Canceled or forfeited	(48)	$21.50
Outstanding at September 30, 2014	3,459	$9.19	6.15	$74,526
Exercisable at September 30, 2014	2,361	$5.34	5.03	$58,971
Vested and expected to vest at September 30, 2014(2)	3,400	$9.00	6.10	$73,832

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2014.

(2)
This represents the number of vested options at September 30, 2014, plus the number of unvested options expected to vest at September 30, 2014, based on the unvested options outstanding at September 30, 2014, adjusted for the estimated forfeiture rate.

During the nine months ended September 30, 2014, the Company granted stock options to purchase an aggregate of 191,950 shares of its common stock, with a weighted-average grant date fair value of options granted of $24.58.

During the nine months ended September 30, 2014, current and former employees of the Company exercised a total of 626,835 options, resulting in total proceeds of $2.4 million.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 was $19.0 million.

As of September 30, 2014, there was $11.1 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.4 years.

16. Income Taxes

For the three and nine months ended September 30, 2014 and 2013, the Company did not record a current or deferred income tax expense or benefit.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2014 and December 31, 2013.

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

18. Related Party Transactions

Celgene Corporation (Celgene)

In connection with its entry into the collaboration agreement with Celgene, on February 2008, the Company sold Celgene 457,875 shares of its Series C-1 Preferred Stock. As part of the Company’s June 2010 Series E financing, Celgene purchased 36,496 shares of Series E Preferred Stock and received warrants to purchase 38,979 shares of common stock. As part of the Company’s December 2011 Series F financing, Celgene purchased 1,990,446 shares of Series F Preferred Stock. In connection with the Company’s September 2013 initial public offering, Celgene purchased 666,667 shares of common stock. In connection with the Company's January 2014 public offering, Celgene purchased 300,000 shares of common stock. In May 2014 Celgene purchased 1,100,000 shares of common stock from five current shareholders of the Company. As a result of these transactions, Celgene owned 12.8% and 9.7% of the Company’s fully diluted equity as of September 30, 2014 and December 31, 2013, respectively. Refer to Note 14 for additional information regarding this collaboration agreement.

During the nine months ended September 30, 2014, the Company recognized $10.9 million in collaboration revenue under the Celgene collaboration arrangement and, as of September 30, 2014, had $6.3 million of deferred revenue related to the Celgene collaboration arrangement.

The Company recognized revenue from Celgene during the three and nine months ended September 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
License and milestone	$280	$638	$1,302	$11,721
Cost sharing, net	3,228	3,632	9,592	8,961
	$3,508	$4,270	$10,894	$20,682

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

We have three internally discovered protein therapeutic candidates that are currently being studied in numerous ongoing Phase 2 clinical trials, focused on cancer and rare diseases. Our two most advanced protein therapeutic candidates, sotatercept and luspatercept (also known as ACE-536), promote red blood cell production through a novel mechanism. Together with our collaboration partner, Celgene Corporation, which we refer to as Celgene, we are developing sotatercept and luspatercept to treat anemia and associated complications in patients with β-thalassemia and myelodysplastic syndromes (MDS), which are red blood cell disorders that are generally unresponsive to currently approved drugs. Sotatercept is also being developed to treat patients with other disorders associated with anemia including chronic kidney disease. Our third clinical stage protein therapeutic candidate, dalantercept, is designed to inhibit blood vessel formation through a mechanism that is distinct from, and potentially synergistic with, the dominant class of cancer drugs that inhibit blood vessel formation, the vascular endothelial growth factor (VEGF) pathway inhibitors. We are developing dalantercept primarily for use in combination with these successful products to produce better outcomes for cancer patients.

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

We are developing sotatercept and luspatercept through our exclusive worldwide collaborations with Celgene. As of January 1, 2013, Celgene became responsible for paying 100% of worldwide development costs for both programs. We and Celgene plan to select one of these protein therapeutic candidates by the end of 2014 to initiate a phase 3 clinical trial in β-thalassemia in 2015. We may receive up to $560.0 million of potential development, regulatory and commercial milestone payments still outstanding and, if these protein therapeutic candidates are commercialized, we will receive a royalty on net sales in the low-to-mid 20% range. We also will co-promote sotatercept and luspatercept in North America, if approved, for which our commercialization costs will be entirely funded by Celgene. We have not entered into a partnership for dalantercept and retain worldwide rights to this program.

To date, our operations have been primarily funded by $105.1 million in equity investments from venture investors prior to the IPO, $219.3 million from public investors, $64.2 million in equity investments from our partners and $213.6 million in upfront payments, milestones, and net research and development payments from our strategic partners.

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

We will not generate revenue from product sales unless and until we or a partner successfully complete development and obtain regulatory approval for one or more of our protein therapeutic candidates, which we expect will take a number of years and is subject to significant uncertainty. All current and future development and commercialization costs for sotatercept and luspatercept are paid by Celgene. If we obtain regulatory approval for dalantercept or any future protein therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our protein therapeutics.

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

From inception through September 30, 2014, we have incurred $323.5 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-β platform protein therapeutics, the discovery and development of preclinical protein therapeutics, and the development of sotatercept, luspatercept and dalantercept. Since January 1, 2013, expenses associated with sotatercept and luspatercept have been and will continue to be reimbursed 100% by Celgene. These reimbursements are recorded as revenue. Of the clinical trials that are underway for sotatercept, luspatercept and dalantercept, we are expensing the costs of clinical trials of luspatercept and dalantercept. Because Celgene conducts all clinical trials with sotatercept, we are not incurring expenses in connection with any sotatercept clinical trials. The clinical trials for luspatercept are reimbursed by Celgene. We receive no reimbursement for clinical trials of dalantercept.

We manage certain activities such as clinical trial operations, manufacture of protein therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each protein therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug substance, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for sotatercept, luspatercept, dalantercept and ACE-031 (for which development was suspended in April 2013) during the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Sotatercept(1)	$0	$0	$0	$1
Luspatercept(1)	1,877	1,432	6,025	3,182
Dalantercept	1,226	1,261	4,211	3,413
ACE-031(2)	(7)	(5)	8	997
ACE-083	982	—	3,533	—
Total direct research and development expenses	4,078	2,688	13,777	7,593
Other expenses(3)	7,798	5,455	22,541	18,241
Total research and development expenses	$11,876	$8,143	$36,318	$25,834

(1)           Since January 1, 2013, expenses associated with sotatercept and luspatercept have been and will continue to be reimbursed 100% by Celgene. These reimbursements are recorded as revenue and are presented as cost-sharing, net.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Increase
(in thousands)	2014	2013	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$280	$638	$(358)
Cost-sharing, net	3,228	3,632	(404)
Total revenue	3,508	4,270	(762)
Costs and expenses:
Research and development	11,876	8,143	3,733
General and administrative	3,023	3,011	12
Total costs and expenses	14,899	11,154	3,745
Loss from operations	(11,391)	(6,884)	(4,507)
Other income (expense), net	3,419	(11,629)	15,048
Net loss	$(7,972)	$(18,513)	$10,541

Revenue.  We recognized revenue of $3.5 million in the three months ended September 30, 2014, compared to $4.3 million in the same period in 2013. This $0.8 million decrease was due in part to a reduction $0.4 million of deferred revenue recognition associated with the Celgene collaboration. The revenue is recognized as our estimated services are rendered and is expected to decrease over time. During Q3 2014 we also changed our estimates of future services resulting in lower deferred license revenue. This was combined with lower cost sharing revenue of $0.4 million primarily due to a clinical manufacturing campaign during Q3 2013.

The following table shows revenue from all sources for the periods presented.

	Three Months Ended September 30,		Increase
(in thousands)	2014	2013	(Decrease)
Collaboration revenue:
Celgene:
License and milestone	$280	$638	$(358)
Cost-sharing, net	3,228	3,632	(404)
Total Celgene	3,508	4,270	(762)
Total collaboration revenue	3,508	4,270	(762)
Total revenue	$3,508	$4,270	$(762)

Research and Development Expenses.  Research and development expenses were $11.9 million in the three months ended September 30, 2014, compared to $8.1 million in the same period in 2013. This $3.8 million increase was primarily due to an increase in clinical and toxicology studies totaling $1.5 million, an increase in personnel expenses of $1.0 million, $0.6 million for legal, and $0.7 million for research and drug supplies.

General and Administrative Expenses.  General and administrative expenses were $3.0 million in the three months ended September 30, 2014, compared to $3.0 million for the same period in 2013. The three months ended September 30, 2014 included higher professional fees and insurance totaling $0.4 million and an increase in personnel expenses of $0.3 million offset by a decrease in legal expenses of $0.7 million for lower litigation costs when compared to the three months ended September 30, 2013.

Other Income (Expense), Net.  Other income, net was $3.4 million in the three months ended September 30, 2014, compared to an expense of $11.6 million for the same period in 2013. This $15.0 million increase was primarily due a $14.5 million difference in the effect of marking the common warrant liability to market in each period. The additional increase was a $0.5 million decrease in interest expense because the outstanding long term debt was retired during March 2014.

Comparison of the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Increase
(in thousands)	2014	2013	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$1,302	$36,044	$(34,742)
Cost-sharing, net	9,592	9,666	(74)
Total revenue	10,894	45,710	(34,816)
Costs and expenses:
Research and development	36,318	25,834	10,484
Litigation settlement	5,000	—	5,000
General and administrative	10,485	9,472	1,013
Total costs and expenses	51,803	35,306	16,497
(Loss) Income from operations	(40,909)	10,404	(51,313)
Other income (expense), net	7,267	(14,192)	21,459
Net loss	$(33,642)	$(3,788)	$(29,854)

Revenue.  We recognized revenue of $10.9 million in the nine months ended September 30, 2014, compared to $45.7 million in the same period in 2013. This $34.8 million decrease was primarily due to the recognition of $25.0 million of collaboration revenue associated with the Shire collaboration arrangement, however, in 2014 no such amounts were recognized due to the termination of the Shire collaboration arrangement in June 2013. Additionally, in 2013, the Company recognized $10.0 million in January 2013 upon the achievement of a milestone under the Celgene arrangement, where no such milestones have been achieved to date during 2014. These decreases were partially offset by a $0.6 million increase in Celgene cost sharing revenue during 2014 due to an increase in spend for luspatercept clinical and toxicology studies.

The following table shows revenue from all sources for the periods presented.

	Nine Months Ended September 30,		Increase
(in thousands)	2014	2013	(Decrease)
Collaboration revenue:
Celgene:
License and milestone	$1,302	$11,721	$(10,419)
Cost-sharing, net	9,592	8,961	631
Total Celgene	10,894	20,682	(9,788)
Shire:
License and milestone	—	24,323	(24,323)
Cost-sharing, net	—	705	(705)
Total Shire	—	25,028	(25,028)
Total collaboration revenue	10,894	45,710	(34,816)
Total revenue	$10,894	$45,710	$(34,816)

Research and Development Expenses.  Research and development expenses were $36.3 million in the nine months ended September 30, 2014, compared to $25.8 million in the same period in 2013. This $10.5 million increase was primarily due to an increase in clinical and toxicology studies totaling $5.7 million, an increase in personnel expenses of $2.5 million, $0.9 million for legal, and $1.4 million for research and drug supplies.

Litigation settlement. Legal settlements in the nine months ended September 30, 2014, were $5.0 million compared to zero in the same period in 2013. The settlement to end ongoing litigation was accrued as of June 30, 2014 and paid during July 2014.

General and Administrative Expenses.  General and administrative expenses were $10.5 million in the nine months ended September 30, 2014, compared to $9.5 million for the same period in 2013. This $1.0 million increase was primarily related to higher professional fees and insurance totaling $2 million and higher total personnel expenses totaling $1 million partially offset by a decrease in legal expenses of $2.1 million primarily for lower litigation costs.

Other Income (Expense), Net.  Other income, net was $7.3 million in the nine months ended September 30, 2014, compared to an expense of $14.2 million for the same period in 2013. This $21.5 million increase was primarily due a $20.7 million difference in the effect of marking the common warrant liability to market in each period. The additional increase was a $0.7 million decrease in interest expense because the outstanding long term debt was repaid during March 2014.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of September 30, 2014, we had an accumulated deficit of $226.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.

To date, our operations have been funded by $105.1 million in equity investments from venture investors prior to the IPO, $219.3 million from public investors, $64.2 million in equity investments from our partners, and $213.6 million in upfront payments, milestones, and net research and development payments from our partners.

As of September 30, 2014, we had $189.3 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market mutual funds consisting of U.S. government-backed securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(39,601)	$(18,286)
Investing activities	(498)	(187)
Financing activities	116,192	95,341
Net increase in cash and cash equivalents	$76,093	$76,868

Operating Activities.

Net cash used in operating activities was $39.6 million for the nine months ended September 30, 2014, and consisted primarily of a net loss of $33.6 million adjusted for non-cash items including a decrease in fair value of warrants of $8.1 million, stock-based compensation expense of $3.3 million, depreciation and amortization of $0.8 million, payments of deferred interest of $0.5 million, and a net increase due to changes in operating assets and liabilities of $1.5 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $1.3 million for the Celgene Collaboration. Other components of the change in operating assets and liabilities include a decrease in accrued expenses of $0.9 million, a decrease in collaboration receivables of $0.4 million, an increase in prepaid and other current assets of $1.7 million, a decrease in deferred rent of $0.4 million and an increase in accounts payable of $2.4 million.

Net cash used in operating activities was $18.3 million for the nine months ended September 30, 2013 and consisted primarily of a net loss of $3.8 million adjusted for non-cash items including an increase in fair value of warrants of $12.6 million, stock-based compensation expense of $1.4 million, depreciation and amortization of $0.7 million, forgiveness of the related party receivable of $0.2 million, accretion of deferred interest of $0.3 million, and amortization of deferred debt issuance costs of $0.2 million, and a net decrease due to changes in operating assets and liabilities of $29.9 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $26.0 million due primarily to the recognition of $22.4 million of deferred revenue for the Shire collaboration agreement which was terminated effective June 30, 2013. Other components of the change in operating assets and liabilities include a decrease in accrued expenses of $1.6 million, an increase in collaboration receivables of $1.3 million, an increase in prepaid expenses of $0.8 million, a decrease in deferred rent of $0.4 million and an increase in accounts payable of $0.2 million.

Investing Activities.

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2014 and $0.2 million for the nine months ended September 30, 2013 and consisted of purchases of property and equipment.

Financing Activities.

Net cash provided by financing activities was $116.2 million for the nine months ended September 30, 2014 and consisted of $129.2 million in net proceeds received from our follow on public offering and $3.3 million for the exercise of stock options and warrants, offset by $16.3 million of principal repayments to pay off our venture debt line.  Net cash provided by financing activities was $95.3 million for the nine months ended September 30, 2013 and consisted of $97.4 million in net proceeds received from the company’s initial public offering and concurrent private placement, offset in part by $1.8 million of principal payments made to pay down our venture debt line and $0.3 million paid to repurchase and retire redeemable convertible preferred stock, common stock and warrants to purchase common stock.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2014, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, except as disclosed below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $189.3 million and $113.2 million, respectively. Our cash equivalents are invested primarily in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

As of September 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Unregistered Sales of Equity Securities

We issued the following unregistered securities during the nine months ended September 30, 2014:

•
In March 2014, we issued 22,955 shares of Common Stock upon the cashless exercise of warrants to purchase 32,050 shares of Common Stock, 9,202 shares of Common Stock upon the cashless exercise of warrants to purchase of 12,738 shares of Common Stock, and 456 shares of Common Stock upon the cashless exercise of warrants to purchase of 543 shares of Common Stock.

•
In March 2014, we issued 23,445 shares of Common Stock upon the cash exercise of warrants to purchase 23,445 shares of Common Stock and we received proceeds of $137,856.60 representing the aggregate exercise price of such warrants.

•	In April 2014, we issued 21,082 shares of Common Stock upon the cashless exercise of warrants to purchase 31,847 shares of Common Stock.

•
In April 2014, we issued 16,956 shares of Common Stock upon the cash exercise of warrants to purchase 16,956 shares of Common Stock and we received proceeds of $99,701.28 representing the aggregate exercise price of such warrants.

•	In May 2014, we issued 34,583 shares of Common Stock upon the cashless exercise of warrants to purchase 42,624 shares of Common Stock.

•	In June 2014, we issued 57,590 shares of Common Stock upon the cashless exercise of warrants to purchase 71,479 shares of Common Stock.

•	In August 2014, we issued 9,332 shares of Common Stock upon the cashless exercise of warrants to purchase 11,611 shares of Common Stock.

•
In September 2014, we issued 126,283 shares of Common Stock upon the cash exercise of warrants to purchase 126,283 shares of Common Stock and we received proceeds of $742,544.04 representing the aggregate exercise price of such warrants.

These issuances of shares of our Common Stock were exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D of the Securities Act and Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds

On September 24, 2013, we completed the initial public offering (IPO) of our common stock pursuant to a registration statement on Form S-1 (File No. 333-190417), which was declared effective by the SEC on September 18, 2013, and a registration statement filed pursuant to Rule 462(b) of the Securities Act (File No. 333-191245).

As of September 30, 2014, we have used $80.0 million of the net offering proceeds from our IPO to fund operations, capital expenditures, working capital and other general corporate purposes and for debt repayment. On March 12, 2014, we paid off the remaining principal outstanding under the Loan Agreement, the deferred fees and early repayment fees, totaling $17.8 million. We are holding the balance of the net proceeds from the offering in prime money market funds. Except for the early repayment of the Loan Agreement, there has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC on September 19, 2013 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERON PHARMA INC.

Date: November 7, 2014	By:	/s/ JOHN L. KNOPF, PH.D.
John L. Knopf, Ph.D.
Chief Executive Officer and President

Date: November 7, 2014	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Chief Financial Officer

Exhibit number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document