Form 10-Q
period 2015-06-30
ACCELERON PHARMA INC
filed 2015-08-06
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

As of July 31, 2015, there were 33,059,074 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$38,156	$176,460
Short-term investments	75,798	—
Collaboration receivables (all amounts are with related party)	5,286	3,367
Prepaid expenses and other current assets	1,773	2,480
Total current assets	121,013	182,307
Property and equipment, net	2,902	3,087
Long-term investments	42,641	—
Restricted cash	902	902
Other assets	60	—
Total assets	$167,518	$186,296
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,790	$724
Accrued expenses	8,377	6,848
Deferred revenue	666	1,162
Deferred rent	605	519
Total current liabilities	11,438	9,253
Deferred revenue, net of current portion	4,509	4,816
Deferred rent, net of current portion	1,488	1,818
Warrants to purchase common stock	10,680	14,124
Total liabilities	28,115	30,011
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 32,981,074 and 32,432,025 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	34	33
Additional paid-in capital	407,968	399,835
Accumulated deficit	(268,537)	(243,583)
Accumulated other comprehensive loss	(62)	—
Total stockholders’ equity	139,403	156,285
Total liabilities and stockholders’ equity	$167,518	$186,296

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Collaboration revenue:
License and milestone	$431	$347	$803	$1,021
Cost-sharing, net	5,286	3,731	9,336	6,364
Total revenue (all amounts are with related party)	5,717	4,078	10,139	7,385
Costs and expenses:
Research and development	14,150	12,677	28,930	24,442
Litigation settlement	—	5,000	—	5,000
General and administrative	4,661	3,712	9,360	7,462
Total costs and expenses	18,811	21,389	38,290	36,904
Loss from operations	(13,094)	(17,311)	(28,151)	(29,519)
Other income, net:
Other income, net	2,557	740	2,979	4,737
Interest income	154	21	217	34
Interest expense	—	—	—	(922)
Total other income, net	2,711	761	3,196	3,849
Net loss applicable to common stockholders	$(10,383)	$(16,550)	$(24,955)	$(25,670)

Net loss per share applicable to common stockholders-basic and diluted (Note 9)	$(0.32)	$(0.52)	$(0.76)	$(0.83)

Weighted-average number of common shares used in computing net loss per share applicable to common stockholders-basic and diluted	32,870	31,552	32,754	30,939

Other comprehensive loss:
Net loss	$(10,383)	$(16,550)	$(24,955)	$(25,670)
Net unrealized holding losses on short-term and long-term investments during the period	(19)	—	(62)	—
Comprehensive loss	$(10,402)	$(16,550)	$(25,017)	$(25,670)

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(24,955)	$(25,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574	542
Loss on disposition of fixed assets	12	—
Stock-based compensation	5,231	2,132
(Payment) / accretion of deferred interest	—	(536)
Amortization of deferred debt issuance costs	—	36
Change in fair value of warrants	(2,979)	(4,730)
Net amortization of premium on investments	(777)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	648	44
Collaboration receivables	(1,919)	(115)
Accounts payable	1,066	1,729
Accrued expenses	1,373	(418)
Accrued litigation settlement	—	5,000
Deferred revenue	(803)	(1,021)
Deferred rent	(244)	(250)
Restricted cash	—	12
Net cash used in operating activities	(22,773)	(23,245)
Investing Activities
Purchase of investments	(132,709)	—
Proceeds from maturities investments	14,985	—
Purchases of property and equipment	(244)	(379)
Net cash used in investing activities	(117,968)	(379)
Financing Activities
Proceeds from issuance of common stock from public offering, net issuance costs	—	129,166
Proceeds from exercise of stock options and warrants to purchase common stock	2,130	1,877
Proceeds from issuances of common stock related to employee stock purchase plan	307	—
Payments of long-term debt	—	(16,332)
Net cash provided by financing activities	2,437	114,711
Net (decrease) increase in cash and cash equivalents	(138,304)	91,087
Cash and cash equivalents at beginning of period	176,460	113,163
Cash and cash equivalents at end of period	$38,156	$204,250
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$1,574
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Follow-on offering costs included in accounts payable and accrued expense	$—	$8
Reclassification of warrant liability to additional paid-in capital	$465	$4,511
Purchase of property and equipment included in accounts payable and accrued expenses	$157	$39

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
The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2014, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2015, and the results of its operations and its cash flows for the three and six months ended June 30, 2015 and 2014.
The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The accompanying interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of June 30, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.
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
4. Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company's operations and manage its business as one operating segment, which is the discovery, development and commercialization of novel therapeutic candidates that are based on the mechanisms that the human body uses to regulate the growth and repair of its cells and tissues. All material long-lived assets of the Company reside in the United States. The Company does use contract research organizations (CROs) and research institutions located outside the United States. Some of these expenses are subject to collaboration reimbursement which is presented as a component of cost sharing, net in the consolidated statements of operations and comprehensive loss.
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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at June 30, 2015 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2015 and 2014.
Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities.
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest income. The cost of securities sold is based on the specific identification method. The Company includes in interest income interest and dividends on securities classified as available-for-sale.
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

The following is a summary of cash, cash equivalents and available-for-sale securities as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$38,156	$—	$—	$38,156
Available-for-sale securities:
Corporate obligations due in one year or less	55,967	1	(32)	55,936
Corporate obligations due in more than one year	21,586	2	(36)	21,552
U.S. Treasury securities due in one year or less	3,532	—	—	3,532
U.S. Treasury securities due in more than one year	2,504	1	—	2,505
Certificates of deposit due in one year or less	8,316	—	—	8,316
Certificates of deposit due in more than one year	6,592	—	—	6,592
Mortgage and other asset backed securities due in one year or less	8,014	—	(1)	8,013
Mortgage and other asset backed securities due in more than one year	11,990	5	(2)	11,993
Total available-for-sale securities	118,501	9	(71)	118,439
Total cash, cash equivalents and available-for-sale securities	$156,657	$9	$(71)	$156,595

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$176,460	$—	$—	$176,460
Available-for-sale securities:
Total available-for-sale securities	—	—	—	—
Total cash, cash equivalents and available-for-sale securities	$176,460	$—	$—	$176,460
6. Restricted Cash
As of June 30, 2015 and December 31, 2014, the Company maintained letters of credit totaling $0.9 million held in the form of certificates of deposit as collateral for the Company’s facility lease obligations and its credit cards.
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

8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$25,685	$—	$—	$25,685
Corporate obligations	—	77,488	—	77,488
U.S. Treasury securities	—	6,037	—	6,037
Certificates of deposit	—	14,907	—	14,907
Mortgage and other asset backed securities	—	27,256	—	27,256
Restricted cash	902	—	—	902
Total assets	$26,587	$125,688	$—	$152,275
Liabilities:
Warrants to purchase common stock	$—	$—	$10,680	$10,680
Total liabilities	$—	$—	$10,680	10,680

	December 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$169,679	$—	$—	$169,679
Restricted cash	902	—	—	902
Total assets	$170,581	$—	$—	$170,581
Liabilities:
Warrants to purchase common stock	$—	$—	$14,124	$14,124
Total liabilities	$—	$—	$14,124	$14,124
Items measured at fair value on a recurring basis include warrants to purchase common stock (Note 13). During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs.
The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which have been classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Six Months Ended June 30,
	2015	2014
Beginning balance	$14,124	$30,753
Change in fair value	(2,979)	(4,730)
Exercises	(465)	(4,511)
Ending balance	$10,680	$21,512
The money market funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2015 or the year ended December 31, 2014.
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants to purchase common stock classified as liabilities was estimated using either the Black-Scholes option pricing model, due to the warrants being deeply in the money, or the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock. At each reporting period the Company evaluates the best valuation methodology, and at June 30, 2015, the Monte Carlo simulation framework was used. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the six months ended June 30, 2015 or the year ended December 31, 2014.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2015 and December 31, 2014, the Company did not have any significant uncertain tax positions.
9. Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Outstanding stock options	3,477	3,585	3,477	3,585
Common stock warrants	400	748	400	748
Shares issuable under employee stock purchase plan	11	—	11	—
Restricted stock units	28	—	28	—
	3,916	4,333	3,916	4,333
10. Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative unrealized gains and losses from short-term and long-term investments as of June 30, 2015.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

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
13. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	June 30, 2015	December 31, 2014	Price Per Share	Expiration	June 30, 2015	December 31, 2014
Warrants to purchase common stock	393	409	5.88	June 10, 2020 - July 9, 2020	Liability(1)	Liability(1)
Warrants to purchase common stock	7	13	4.00 - 7.40	August 26, 2015 - December 31, 2017	Equity(2) (3)	Equity(2) (3)
All warrants	400	422	$5.87

(1)	In March 2015, the warrant holders exercised warrants to purchase 5,029 shares of Common Stock on a net basis, resulting in the issuance of 4,519 shares of Common Stock.

(2)	In May 2015, the warrant holders exercised warrants to purchase 16,665 shares of Common Stock on a net basis, resulting in the issuance of 13,588 shares of Common Stock.

(3)
Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to December 31, 2012. See discussion below for further details.

In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company’s common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the preferred stock issued of $3.0 million, and the preferred stock was being accreted to the redemption value. At the end of each reporting period or through the life of the instrument, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in a decrease in fair value of $2.6 million and $4.0 million for the three months ended June 30, 2015 and 2014, respectively, and a decrease in fair value of $3.0 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive loss. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. All remaining outstanding warrants were fully vested and exercisable as of June 30, 2015 and December 31, 2014.

14. Commitments and Contingencies
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended June 30, 2015, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2015 and December 31, 2014, or royalties on future sales of specified products. No royalty payments under these agreements are expected to be payable in the immediate future. See Note 15 for discussion of these arrangements.
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
Through June 30, 2015, the Company has received $42.6 million in research and development funding and milestone payments for sotatercept under the original and modified agreements. The next likely clinical milestone payment would be $10.0 million and result from Celgene's start of a Phase 3 study in chronic kidney disease.

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
Through June 30, 2015, the Company has received $51.5 million in research and development funding and milestone payments for luspatercept. The next likely clinical milestone payment would be $15.0 million and result from Celgene's start of a Phase 3 study in MDS or β-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia. Accordingly, there is no assurance that the Company will generate future value from additional programs.
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
Accounting Analysis

During the three months ended June 30, 2015 and 2014, the Company recognized $0.4 million and $0.3 million, respectively, and during the six months ended June 30, 2015 and 2014, the Company $0.8 million and $1.0 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.
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
Pursuant to the terms of the agreement, Celgene and the Company shared development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and luspatercept until December 31, 2012 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Celgene for research and development costs incurred by Celgene are recorded as a reduction to cost-sharing revenue. The Company recorded net cost-sharing revenue of $5.3 million and $3.7 million during the three months ended June 30, 2015 and 2014, respectively, and $9.3 million and $6.4 million during the six months ended June 30, 2015 and 2014, respectively.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004 to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended June 30, 2015 and 2014, the Company expensed $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2015 and 2014, the Company expensed $0.1 million and $0.1 million, respectively, of milestones and fees defined under the agreement, which is recorded as research and development expense.
In 2004, the Company entered into another license agreement with certain individuals for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the individuals. The Company agreed to pay specified development and sales milestone payments aggregating up to $1.0 million relating to the development and commercialization of dalantercept. In addition, the Company is required to pay royalties in the low single-digits on worldwide net product sales of dalantercept, with royalty obligations continuing at a 50% reduced rate for a period of time after patent expiration. If the Company sublicenses its patent rights, it will owe a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. During the three and six months ended June 30, 2015 and 2014, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
During 2012, the Company executed a license agreement with a research institution for an exclusive, sublicensable, worldwide, royalty-bearing license. The Company is obligated to pay development milestones and commercial milestone fees relating to dalantercept totaling up to $1.0 million. Under the agreement, if the Company engages the inventors in the clinical research, the development milestones are waived and commercial milestones shall change to $0.8 million plus any waived milestones. The Company will also pay $25,000 annually upon first commercial sale as well as royalties of 1.5% of net sales on any products developed under the patents. During the three and the six months ended June 30, 2015 and 2014, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront and research fee of $0.3 million upon execution of the agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, the Company expensed milestones and fees of $0.4 million, $0.1 million, $0.8 million and $0.1 million, respectively, which is recorded as research and development expense.
16. Stock-Based Compensation
The Company recognized stock-based compensation expense related to stock options, restricted stock units and the 2013 Employee Stock Purchase Plan (2013 ESPP) totaling $2.7 million, $1.1 million, $5.2 million and $2.1 million during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, respectively.
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$1,019	$453	$2,101	$852
General and administrative	1,641	661	3,130	1,280
	$2,660	$1,114	$5,231	$2,132

Stock Options
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	66.8%	71.1%	67.1%	71.5%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	1.6%	1.9%	1.7%	1.8%
Expected dividend yield	—%	—%	—%	—%
The following table summarizes the stock option activity under the Company's share-based compensation plans during the six months ended June 30, 2015 (in thousands):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2014	3,230	$9.77	6.43
Granted	804	$40.91
Exercised	(517)	$4.12
Canceled or forfeited	(40)	$30.69
Outstanding at June 30, 2015	3,477	$17.57	6.62	$57,874
Exercisable at June 30, 2015	2,022	$8.11	5.04	$48,490
Vested and expected to vest at June 30, 2015(2)	3,399	$17.19	6.57	$57,557

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2015.

(2)
This represents the number of vested options at June 30, 2015, plus the number of unvested options expected to vest at June 30, 2015, based on the unvested options outstanding at June 30, 2015, adjusted for the estimated forfeiture rate.

During the six months ended June 30, 2015, the Company granted stock options to purchase an aggregate of 803,726 shares of its common stock, with a weighted-average grant date fair value of options granted of $24.85.
During the six months ended June 30, 2015, current and former employees of the Company exercised a total of 516,596 options, resulting in total proceeds of $2.1 million.
The aggregate intrinsic value of options exercised during the six months ended June 30, 2015 was $15.1 million.
As of June 30, 2015, there was $23.7 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
The following table summarizes the restricted stock unit activity under the 2013 Plan during the six months ended June 30, 2015:

	Number of Grants	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2014	—	$—
Granted	30,000	41.20
Vested	—	—
Forfeited	(2,500)	41.20
Unvested balance at June 30, 2015	27,500	41.20
As of June 30, 2015, there was $1.0 million of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan
The Company recorded $0.1 million and $0.1 million of stock-based compensation expense related to the 2013 ESPP for the three and six months ended June 30, 2015, respectively. No stock-based compensation expense related to the 2013 ESPP was recorded during the three and six months ended June 30, 2014.

17. Income Taxes
For the three and six months ended June 30, 2015 and 2014, the Company did not record a current or deferred income tax expense or benefit.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2015 and December 31, 2014.
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
18. Related Party Transactions
Celgene Corporation (Celgene)
In connection with prior transactions, Celgene owned 12.5% and 12.8% of the Company’s fully diluted equity as of June 30, 2015 and December 31, 2014, respectively. Refer to Note 15 for additional information regarding this collaboration agreement.
During the three and six months ended June 30, 2015 and 2014, all revenue recognized by the Company was recognized under the Celgene collaboration arrangement and, as of June 30, 2015, had $5.2 million of deferred revenue related to the Celgene collaboration arrangement.

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
You should also read carefully the risk factors described in the section “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website.
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
We have four internally discovered therapeutic candidates that are currently in clinical trials. Our lead programs, luspatercept and sotatercept, are partnered with Celgene Corporation (Celgene). We and Celgene plan to initiate a Phase 3 program with luspatercept in myelodysplastic syndromes (MDS) and ß-thalassemia by year-end 2015. Luspatercept and sotatercept are designed to promote red blood cell production through a novel mechanism, and we are developing luspatercept to treat anemia and associated complications in patients with ß-thalassemia and MDS. The red blood cell complications of ß-thalassemia are generally unresponsive to currently approved drugs, and MDS is a heterogeneous disease for which certain subgroups of patients have no approved drug therapy. Sotatercept is also designed to promote increases in bone mineral density. We and Celgene are developing sotatercept for the treatment of the final stage of chronic kidney disease, end-stage renal disease, a disorder characterized by anemia and a mineral and bone disorder that leads to bone loss and heart disease. The mineral and bone disorder in these patients is not well-managed with current therapies. Our third clinical stage therapeutic candidate, dalantercept, is designed to treat cancers by inhibiting blood vessel formation through a mechanism that is distinct from, and potentially synergistic with, the dominant class of cancer drugs that inhibit blood vessel formation, the vascular endothelial growth factor, or VEGF, pathway inhibitors. We are developing dalantercept primarily for use in combination with VEGF pathway inhibitors to produce better outcomes for cancer patients. Our fourth therapeutic candidate, ACE-083, is designed to promote muscle growth and function in specific, treated muscle groups. In 2014, we initiated a Phase 1 clinical trial with ACE-083 in healthy volunteers. We have completed enrollment and treatment for the ACE-083 Phase 1 clinical trial, and we expect to present preliminary top-line data at our Research and Development Day on October 23, 2015. We also expect to initiate one or more Phase 2 clinical trials with ACE-083 in 2016.
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
As of June 30, 2015, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $219.3 million from public investors, $64.2 million in equity investments from our collaboration partners and $224.3 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
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
From inception through June 30, 2015, we have incurred $367.0 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-ß platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of sotatercept, luspatercept, dalantercept and ACE-083. As of January 1, 2013, expenses associated with sotatercept and luspatercept are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. Of the Phase 2 clinical trials that are underway for sotatercept, luspatercept and dalantercept, we are expensing the costs of clinical trials of luspatercept and dalantercept, of which the luspatercept clinical trials are reimbursed by Celgene. We are also expensing the costs of a Phase 1 clinical trial for ACE-083.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for luspatercept, dalantercept and ACE-083 (for which development commenced in the fourth quarter of 2013) during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Luspatercept(1)	$2,686	$2,630	5,230	4,148
Dalantercept	1,847	1,557	4,092	2,985
ACE-083	725	1,195	1,767	2,551
Total direct research and development expenses	5,258	5,382	11,089	9,684
Other expenses(2)	8,892	7,295	17,841	14,743
Total research and development expenses	$14,150	$12,677	$28,930	$24,427

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
To estimate the fair value of our liability classified warrants, we use either the Black-Scholes option pricing model, due to the warrants being deeply in the money, or the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock. We base the estimates in the pricing models, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield, and the fair value of the preferred stock or common stock underlying the warrants. The Monte Carlo simulation framework was used at June 30, 2015.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Increase
(in thousands)	2015	2014	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$431	$347	$84
Cost-sharing, net	5,286	3,731	1,555
Total revenue	5,717	4,078	1,639
Costs and expenses:
Research and development	14,150	12,677	1,473
Litigation settlement	—	5,000	(5,000)
General and administrative	4,661	3,712	949
Total costs and expenses	18,811	21,389	(2,578)
Loss from operations	(13,094)	(17,311)	4,217
Other income, net	2,711	761	1,950
Net loss	$(10,383)	$(16,550)	$6,167

Revenue.  We recognized revenue of $5.7 million in the three months ended June 30, 2015, compared to $4.1 million in the same period in 2014. All of the revenue in both periods was derived from the Celgene agreement. This $1.6 million increase was primarily due to higher cost sharing revenue of $1.6 million caused by higher expenses for luspatercept clinical trials and manufacturing bulk drug substance during 2015.
Research and Development Expenses.  Research and development expenses were $14.2 million in the three months ended June 30, 2015, compared to $12.7 million in the same period in 2014. This $1.5 million increase was primarily due to an increase in clinical and toxicology expenses totaling $0.4 million and increases in personnel expenses of $0.8 million.
Litigation settlement. Legal settlements in the three months ended June 30, 2015, were zero compared to $5.0 million in the same period in 2014. The settlement to end ongoing litigation was accrued as of June 30, 2014.
General and Administrative Expenses.  General and administrative expenses were $4.7 million in the three months ended June 30, 2015, compared to $3.7 million for the same period in 2014. This $0.9 million increase was due to an increase in personnel expenses totaling $1.4 million offset in part by a decrease in fees associated with our debt prepayment of $0.5 million for the three months ended June 30, 2014.
Other Income, Net.  Other income, net was $2.7 million in the three months ended June 30, 2015, compared to $0.8 million for the same period in 2014. This $2.0 million increase was primarily due to a $1.8 million difference in the effect of marking the common warrant liability to market in each period and an increase in interest income of $0.1 million.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Increase
(in thousands)	2015	2014	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$803	$1,021	$(218)
Cost-sharing, net	9,336	6,364	2,972
Total revenue	10,139	7,385	2,754
Costs and operating expenses:
Research and development	28,930	24,442	4,488
Litigation settlement	—	5,000	(5,000)
General and administrative	9,360	7,462	1,898
Total costs and expenses	38,290	36,904	1,386
Income (loss) from operations	(28,151)	(29,519)	1,368
Other expense, net	3,196	3,849	(653)
Net loss	$(24,955)	$(25,670)	$715
Revenue.  We recognized revenue of $10.1 million in the six months ended June 30, 2015, compared to $7.4 million in the same period in 2014. All of the revenue in both periods was derived from the Celgene agreement. This $2.8 million increase was primarily due to higher cost sharing revenue of $3.0 million caused by higher expenses for luspatercept clinical trials and manufacturing bulk drug substance during 2015.
Research and Development Expenses.  Research and development expenses were $28.9 million in the six months ended June 30, 2015, compared to $24.4 million in the same period in 2014. This $4.5 million increase was primarily due to an increase in clinical and toxicology expenses totaling $2.2 million and increases in personnel expenses of $1.8 million.
Litigation settlement. Legal settlements in the six months ended June 30, 2015 were zero compared to $5.0 million in the same period in 2014. The settlement to end ongoing litigation was accrued as of June 30, 2014.
General and Administrative Expenses.  General and administrative expenses were $9.4 million in the six months ended June 30, 2015, compared to $7.5 million for the same period in 2014. This $1.9 million increase was due to an increase in personnel expenses totaling $2.6 million, offset by a decrease in fees primarily associated with debt prepayment of $0.7 million for the six months ended June 30, 2014.
Other Income, Net.  Other income, net was $3.2 million in the six months ended June 30, 2015, compared to $3.8 million for the same period in 2014. This $0.7 million decrease was primarily due a $1.8 million difference in the effect of marking the common warrant liability to market in each period offset by a decrease of $0.9 million in interest expense because our outstanding long term debt was retired during March 2014. In addition, interest income in the six months ended June 30, 2015 increased by $0.2 million.
Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of June 30, 2015, we had an accumulated deficit of $268.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of June 30, 2015, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $219.3 million from public investors, $64.2 million in equity investments from our collaboration partners and $224.3 million in upfront payments, milestones, and net research and development payments from our collaboration partners.

As of June 30, 2015, we had $156.6 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements into the second half of 2017.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(22,773)	$(23,245)
Investing activities	(117,968)	(379)
Financing activities	2,437	114,711
Net (decrease) increase in cash and cash equivalents	$(138,304)	$91,087
Operating Activities
Net cash used in operating activities was $22.8 million for the six months ended June 30, 2015 compared to $23.2 million in the same period in 2014. The decrease was primarily due to a decrease in net loss of $0.7 million, a non-cash expense increase of $4.6 million including stock-based compensation expense and the effect of marking the common warrant liability to market, offset in part by a decrease of operating assets and liabilities of $4.9 million, primarily due to the accrued litigation settlement in 2014.
Investing Activities
Net cash used in investing activities was $118.0 million for the six months ended June 30, 2015 and $0.4 million for the six months ended June 30, 2014. The significant increase in 2015 was due to the purchase of investments. During the six months ended June 30, 2014 the Company only had cash and cash equivalents.
Financing Activities
Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2015 compared to $114.7 million during the six months ended June 30, 2014. The decrease is primarily because of $129.2 million in net proceeds received from our public offering in January 2014, offset by $16.3 million of principal repayments to pay off our venture debt line in March 2014.
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
Contractual Obligations and Commitments
During the three months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Recently Adopted Accounting Pronouncements in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2015 and December 31, 2014, we had cash, cash equivalents and investments of $156.6 million and $176.5 million, respectively. Our cash equivalents are invested primarily in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We issued the following unregistered securities during the three months ended June 30, 2015:

•	In May 2015, we issued 13,588 shares of Common Stock upon the cashless exercise of warrants to purchase 16,665 shares of Common Stock.
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

ACCELERON PHARMA INC.

Date: August 6, 2015	By:	/s/ JOHN L. KNOPF, PH.D.
John L. Knopf, Ph.D.
Chief Executive Officer and President

Date: August 6, 2015	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document