Form 10-Q
period 2015-09-30
ACCELERON PHARMA INC
filed 2015-11-04
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

As of October 31, 2015, there were 33,253,235 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$43,438	$176,460
Short-term investments	72,459	—
Collaboration receivables (all amounts are with related party)	3,950	3,367
Prepaid expenses and other current assets	2,536	2,480
Total current assets	122,383	182,307
Property and equipment, net	2,945	3,087
Long-term investments	32,253	—
Restricted cash	796	902
Other assets	43	—
Total assets	$158,420	$186,296
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,647	$724
Accrued expenses	8,968	6,848
Deferred revenue	596	1,162
Deferred rent	661	519
Total current liabilities	12,872	9,253
Deferred revenue, net of current portion	4,374	4,816
Deferred rent, net of current portion	1,322	1,818
Warrants to purchase common stock	8,064	14,124
Total liabilities	26,632	30,011
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 33,197,649 and 32,432,025 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	34	33
Additional paid-in capital	412,170	399,835
Accumulated deficit	(280,395)	(243,583)
Accumulated other comprehensive loss	(21)	—
Total stockholders’ equity	131,788	156,285
Total liabilities and stockholders’ equity	$158,420	$186,296

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Collaboration revenue:
License and milestone	$205	$280	$1,008	$1,302
Cost-sharing, net	3,950	3,228	13,286	9,592
Total revenue (all amounts are with related party)	4,155	3,508	14,294	10,894
Costs and expenses:
Research and development	13,335	11,876	42,261	36,318
Litigation settlement	—	—	—	5,000
General and administrative	5,433	3,023	14,796	10,485
Total costs and expenses	18,768	14,899	57,057	51,803
Loss from operations	(14,613)	(11,391)	(42,763)	(40,909)
Other income, net:
Other income, net	2,616	3,394	5,595	8,130
Interest income	139	25	356	59
Interest expense	—	—	—	(922)
Total other income, net	2,755	3,419	5,951	7,267
Net loss applicable to common stockholders	$(11,858)	$(7,972)	$(36,812)	$(33,642)

Net loss per share applicable to common stockholders-basic and diluted (Note 9)	$(0.36)	$(0.25)	$(1.12)	$(1.18)

Weighted-average number of common shares used in computing net loss per share applicable to common stockholders-basic and diluted	33,097	31,855	32,869	28,594

Other comprehensive loss:
Net loss	$(11,858)	$(7,972)	$(36,812)	$(33,642)
Net unrealized holding gains (losses) on short-term and long-term investments during the period	41	—	(21)	—
Comprehensive loss	$(11,817)	$(7,972)	$(36,833)	$(33,642)

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(36,812)	$(33,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	871	832
Loss on disposition of fixed assets	12	—
Stock-based compensation	8,295	3,327
(Payment) / accretion of deferred interest	—	(536)
Amortization of deferred debt issuance costs	—	36
Change in fair value of warrants	(5,595)	(8,124)
Net amortization of premium on investments	(543)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(99)	(1,723)
Collaboration receivables	(583)	388
Accounts payable	1,923	2,429
Accrued expenses	2,037	(923)
Deferred revenue	(1,008)	(1,302)
Deferred rent	(354)	(374)
Restricted cash	106	11
Net cash used in operating activities	(31,750)	(39,601)
Investing Activities
Purchase of investments	(134,328)	—
Proceeds from maturities investments	30,138	—
Purchases of property and equipment	(659)	(498)
Net cash used in investing activities	(104,849)	(498)
Financing Activities
Proceeds from issuance of common stock from public offering, net issuance costs	—	129,174
Proceeds from exercise of stock options and warrants to purchase common stock	2,987	3,349
Proceeds from issuances of common stock related to employee stock purchase plan	590	—
Payments of long-term debt	—	(16,331)
Net cash provided by financing activities	3,577	116,192
Net (decrease) increase in cash and cash equivalents	(133,022)	76,093
Cash and cash equivalents at beginning of period	176,460	113,163
Cash and cash equivalents at end of period	$43,438	$189,256
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$1,574
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of warrant liability to additional paid-in capital	$465	$7,601
Purchase of property and equipment included in accounts payable and accrued expenses	$82	$7

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
The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2014, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2015, and the results of its operations and its cash flows for the three and nine months ended September 30, 2015 and 2014.
The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The accompanying interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of September 30, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.
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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at September 30, 2015 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2015 and 2014.
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

The following is a summary of cash, cash equivalents and available-for-sale securities as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$43,438	$—	$—	$43,438
Available-for-sale securities:
Corporate obligations due in one year or less	51,881	5	(17)	51,869
Corporate obligations due in more than one year	14,925	3	(16)	14,912
U.S. Treasury securities due in one year or less	6,026	4	—	6,030
U.S. Treasury securities due in more than one year	—	—	—	—
Certificates of deposit due in one year or less	6,555	—	—	6,555
Certificates of deposit due in more than one year	7,565	—	—	7,565
Mortgage and other asset backed securities due in one year or less	8,004	1	—	8,005
Mortgage and other asset backed securities due in more than one year	9,777	1	(2)	9,776
Total available-for-sale securities	$104,733	$14	$(35)	$104,712
Total cash, cash equivalents and available-for-sale securities	$148,171	$14	$(35)	$148,150

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$176,460	$—	$—	$176,460
Available-for-sale securities:
Total available-for-sale securities	—	—	—	—
Total cash, cash equivalents and available-for-sale securities	$176,460	$—	$—	$176,460
6. Restricted Cash
As of September 30, 2015 and December 31, 2014, the Company maintained letters of credit totaling $0.8 million and $0.9 million respectively held in the form of certificates of deposit as collateral for the Company’s facility lease obligations and its credit cards.
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

8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$40,905	$—	$—	$40,905
Corporate obligations	—	66,781	—	66,781
U.S. Treasury securities	—	6,030	—	6,030
Certificates of deposit	—	14,120	—	14,120
Mortgage and other asset backed securities	—	17,781	—	17,781
Restricted cash	796	—	—	796
Total assets	$41,701	$104,712	$—	$146,413
Liabilities:
Warrants to purchase common stock	$—	$—	$8,064	$8,064
Total liabilities	$—	$—	$8,064	8,064

	December 31, 2014
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$169,679	$—	$—	$169,679
Restricted cash	902	—	—	902
Total assets	$170,581	$—	$—	$170,581
Liabilities:
Warrants to purchase common stock	$—	$—	$14,124	$14,124
Total liabilities	$—	$—	$14,124	$14,124
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
The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which have been classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$14,124	$30,753
Change in fair value	(5,595)	(8,124)
Exercises	(465)	(7,601)
Ending balance	$8,064	$15,028
The money market funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2015 or the year ended December 31, 2014.
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants to purchase common stock classified as liabilities was estimated using either the Black-Scholes option pricing model, due to the warrants being deeply in the money, or the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock. At each reporting period the Company evaluates the best valuation methodology, and at September 30, 2015, the Monte Carlo simulation framework was used. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the nine months ended September 30, 2015 or the year ended December 31, 2014.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2015 and December 31, 2014, the Company did not have any significant uncertain tax positions.
9. Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Outstanding stock options	3,328	3,459	3,328	3,459
Common stock warrants	398	610	398	610
Shares issuable under employee stock purchase plan	19	15	19	15
Restricted stock units	524	—	524	—
	4,269	4,084	4,269	4,084
10. Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of cumulative unrealized gains and losses from short-term and long-term investments as of September 30, 2015.
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
13. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	September 30, 2015	December 31, 2014	Price Per Share	Expiration	September 30, 2015	December 31, 2014
Warrants to purchase common stock	393	409	5.88	June 10, 2020 - July 9, 2020	Liability(2)	Liability(2)
Warrants to purchase common stock	5	13	4.00 - 7.40	March 31, 2016 - December 31, 2017	Equity(1) (3) (4)	Equity(1) (3) (4)
All warrants	398	422	$5.87

(1)	In March 2015, the warrant holders exercised warrants to purchase 5,029 shares of Common Stock on a net basis, resulting in the issuance of 4,519 shares of Common Stock.

(2)	In May 2015, the warrant holders exercised warrants to purchase 16,665 shares of Common Stock on a net basis, resulting in the issuance of 13,588 shares of Common Stock.

(3)	In August 2015, the warrant holders exercised warrants to purchase 2,399 shares of Common Stock on a net basis, resulting in the issuance of 2,075 shares of Common Stock.

(4)
Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to December 31, 2012. See discussion below for further details.

In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company’s common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the preferred stock issued of $3.0 million, and the preferred stock was being accreted to the redemption value. At the end of each reporting period or through the life of the instrument, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in a decrease in fair value of $2.6 million and $3.4 million for the three months ended September 30, 2015 and 2014, respectively, and a decrease in fair value of $5.6 million and $8.1 million for the nine months ended September 30, 2015 and 2014, respectively, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive loss. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. All remaining outstanding warrants were fully vested and exercisable as of September 30, 2015 and December 31, 2014.

14. Commitments and Contingencies
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended September 30, 2015, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2015 and December 31, 2014, or royalties on future sales of specified products. No royalty payments under these agreements are expected to be payable in the immediate future. See Note 15 for discussion of these arrangements.
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
15. Significant Agreements
Celgene
Overview
On February 20, 2008 the Company entered into a collaboration, license, and option agreement with Celgene Corporation (Celgene) relating to sotatercept (the Sotatercept Agreement). On August 2, 2011, the Company entered into a second collaboration, license and option agreement with Celgene for luspatercept (the Luspatercept Agreement), and also amended certain terms of the Sotatercept Agreement. These agreements provide Celgene exclusive licenses for sotatercept and luspatercept in all indications, as well as exclusive rights to obtain a license to certain future compounds. Celgene is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases.
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
Through September 30, 2015, the Company has received $42.9 million in research and development funding and milestone payments for sotatercept under the original and modified agreements. The next likely clinical milestone payment would be $10.0 million and result from Celgene's start of a Phase 3 study in chronic kidney disease.

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
Through September 30, 2015, the Company has received $56.6 million in research and development funding and milestone payments for luspatercept. The next likely clinical milestone payment would be $15.0 million and result from Celgene's start of a Phase 3 study in MDS or β-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia. Accordingly, there is no assurance that the Company will generate future value from additional programs.
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
Accounting Analysis

During the three months ended September 30, 2015 and 2014, the Company recognized $0.2 million and $0.3 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company $1.0 million and $1.3 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.
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
Pursuant to the terms of the agreement, Celgene and the Company shared development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and luspatercept until December 31, 2012 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Celgene for research and development costs incurred by Celgene are recorded as a reduction to cost-sharing revenue. The Company recorded net cost-sharing revenue of $3.9 million and $3.2 million during the three months ended September 30, 2015 and 2014, respectively, and $13.3 million and $9.6 million during the nine months ended September 30, 2015 and 2014, respectively.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004 to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended September 30, 2015 and 2014, the Company expensed zero and $0.1 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company expensed $0.1 million and $0.1 million, respectively, of milestones and fees defined under the agreement, which is recorded as research and development expense.
In 2004, the Company entered into another license agreement with certain individuals for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the individuals. The Company agreed to pay specified development and sales milestone payments aggregating up to $1.0 million relating to the development and commercialization of dalantercept. In addition, the Company is required to pay royalties in the low single-digits on worldwide net product sales of dalantercept, with royalty obligations continuing at a 50% reduced rate for a period of time after patent expiration. If the Company sublicenses its patent rights, it will owe a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. During the three and nine months ended September 30, 2015 and 2014, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
During 2012, the Company executed a license agreement with a research institution for an exclusive, sublicensable, worldwide, royalty-bearing license. The Company is obligated to pay development milestones and commercial milestone fees relating to dalantercept totaling up to $1.0 million. The Company will also pay $25,000 annually upon first commercial sale as well as royalties of 1.5% of net sales on any products developed under the patents. During the three and the nine months ended September 30, 2015 and 2014, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront and research fee of $0.3 million upon execution of the agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, the Company expensed milestones and fees of $0.2 million, $0.3 million, $1.0 million and $0.5 million, respectively, which is recorded as research and development expense.
16. Stock-Based Compensation
The Company recognized stock-based compensation expense related to stock options, restricted stock units and the 2013 Employee Stock Purchase Plan (2013 ESPP) totaling $3.1 million, $1.2 million, $8.3 million and $3.3 million during the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, respectively.
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$1,201	$486	$3,302	$1,339
General and administrative	1,863	708	4,993	1,988
	$3,064	$1,194	$8,295	$3,327

Stock Options
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	66.0%	70.7%	67.1%	71.2%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	1.7%	1.9%	1.7%	1.8%
Expected dividend yield	—%	—%	—%	—%
The following table summarizes the stock option activity under the Company's share-based compensation plans during the nine months ended September 30, 2015 (in thousands):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2014	3,230	$9.77	6.43
Granted	861	$40.09
Exercised	(722)	$4.14
Canceled or forfeited	(42)	$31.19
Outstanding at September 30, 2015	3,327	$18.57	6.57	$36,624
Exercisable at September 30, 2015	1,968	$9.69	5.10	$32,283
Vested and expected to vest at September 30, 2015(2)	3,259	$18.23	6.52	$36,514

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2015.

(2)
This represents the number of vested options at September 30, 2015, plus the number of unvested options expected to vest at September 30, 2015, based on the unvested options outstanding at September 30, 2015, adjusted for the estimated forfeiture rate.

During the nine months ended September 30, 2015, the Company granted stock options to purchase an aggregate of 861,176 shares of its common stock, with a weighted-average grant date fair value of options granted of $24.34.
During the nine months ended September 30, 2015, current and former employees of the Company exercised a total of 721,655 options, resulting in total proceeds of $3.0 million.
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2015 was $22.2 million.
As of September 30, 2015, there was $22.1 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.46 years.
Restricted Stock Units
The following table summarizes the restricted stock unit activity under the 2013 Plan during the nine months ended September 30, 2015:

	Number of Grants	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2014	—	$—
Granted	526,650	$31.67
Vested	—	$—
Forfeited	(2,500)	$41.20
Unvested balance at September 30, 2015	524,150	$31.67
As of September 30, 2015, there was $15.3 million of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 3.03 years.
Employee Stock Purchase Plan
The Company recorded $0.1 million and $0.0 million during the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.0 million during the nine months ended September 30, 2015 and 2014, respectively.
17. Income Taxes
For the three and nine months ended September 30, 2015 and 2014, the Company did not record a current or deferred income tax expense or benefit.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2015 and December 31, 2014.
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
18. Related Party Transactions
Celgene Corporation (Celgene)
In connection with prior transactions, Celgene owned 12.3% and 12.8% of the Company’s fully diluted equity as of September 30, 2015 and December 31, 2014, respectively. Refer to Note 15 for additional information regarding this collaboration agreement.
During the three and nine months ended September 30, 2015 and 2014, all revenue recognized by the Company was recognized under the Celgene collaboration arrangement and, as of September 30, 2015, the Company had $5.0 million of deferred revenue related to the Celgene collaboration arrangement.

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
We have four internally discovered therapeutic candidates that are currently in clinical trials. Our lead programs, luspatercept and sotatercept, are partnered with Celgene Corporation (Celgene). We and Celgene plan to initiate a Phase 3 program with luspatercept in myelodysplastic syndromes (MDS) and ß-thalassemia by year-end 2015. Luspatercept and sotatercept are designed to promote red blood cell production through a novel mechanism, and we are developing luspatercept to treat anemia and associated complications in patients with ß-thalassemia and MDS. The red blood cell complications of ß-thalassemia are generally unresponsive to currently approved drugs, and MDS is a heterogeneous disease for which certain subgroups of patients have no approved drug therapy. Sotatercept is also designed to promote increases in bone mineral density. We and Celgene are developing sotatercept for the treatment of chronic kidney disease, a disorder characterized by anemia and a mineral and bone disorder that leads to bone loss and heart disease. The mineral and bone disorder in these patients is not well-managed with current therapies. Our third clinical stage therapeutic candidate, dalantercept, is designed to treat cancers by inhibiting blood vessel formation through a mechanism that is distinct from, and potentially synergistic with, the dominant class of cancer drugs that inhibit blood vessel formation, the vascular endothelial growth factor, or VEGF, pathway inhibitors. We are developing dalantercept primarily for use in combination with VEGF pathway inhibitors to produce better outcomes for cancer patients. Our fourth therapeutic candidate, ACE-083, is designed to promote muscle growth and function in specific, treated muscle groups. In 2014, we initiated a Phase 1 clinical trial with ACE-083 in healthy volunteers. We have completed enrollment and treatment for the ACE-083 Phase 1 clinical trial, and we expect to initiate one or more Phase 2 clinical trials with ACE-083 in 2016.
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
As of September 30, 2015, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $219.3 million from public investors, $64.2 million in equity investments from our collaboration partners and $229.5 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
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
We will not generate revenue from product sales unless and until we or a partner successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates. We expect that this will take a number of years and is subject to significant uncertainty. All current and future development and commercialization costs for sotatercept and luspatercept are paid by Celgene. If we obtain regulatory approval for dalantercept, ACE-083 or any future therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our therapeutic candidates.
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
From inception through September 30, 2015, we have incurred $380.4 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-ß platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of sotatercept, luspatercept, dalantercept and ACE-083. As of January 1, 2013, expenses associated with sotatercept and luspatercept are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. Of the Phase 2 clinical trials that are underway for sotatercept, luspatercept and dalantercept, we are expensing the costs of clinical trials of luspatercept and dalantercept, of which the luspatercept clinical trials are reimbursed by Celgene. We are also expensing the costs of a Phase 1 clinical trial for ACE-083.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for luspatercept, dalantercept and ACE-083 (for which development commenced in the fourth quarter of 2013) during the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Luspatercept(1)	$2,418	$1,877	7,647	6,025
Dalantercept	2,463	1,226	6,555	4,211
ACE-083	291	982	2,058	3,533
Total direct research and development expenses	5,172	4,085	16,260	13,769
Other expenses(2)	8,163	7,791	26,001	22,549
Total research and development expenses	$13,335	$11,876	$42,261	$36,318

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
To estimate the fair value of our liability classified warrants, we use either the Black-Scholes option pricing model, due to the warrants being deeply in the money, or the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock. We base the estimates in the pricing models, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield, and the fair value of the preferred stock or common stock underlying the warrants. The Monte Carlo simulation framework was used at September 30, 2015.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Increase
(in thousands)	2015	2014	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$205	$280	$(75)
Cost-sharing, net	3,950	3,228	722
Total revenue	4,155	3,508	647
Costs and expenses:
Research and development	13,335	11,876	1,459
General and administrative	5,433	3,023	2,410
Total costs and expenses	18,768	14,899	3,869
Loss from operations	(14,613)	(11,391)	(3,222)
Other income, net	2,755	3,419	(664)
Net loss	$(11,858)	$(7,972)	$(3,886)

Revenue.  We recognized revenue of $4.2 million in the three months ended September 30, 2015, compared to $3.5 million in the same period in 2014. All of the revenue in both periods was derived from the Celgene agreements. This $0.6 million increase was primarily due to higher cost sharing revenue of $0.7 million caused by higher expenses for luspatercept clinical trials and manufacturing bulk drug substance during 2015.
Research and Development Expenses.  Research and development expenses were $13.3 million in the three months ended September 30, 2015, compared to $11.9 million in the same period in 2014. This $1.5 million increase was primarily due to an increase in clinical and toxicology expenses totaling $1.0 million and increases in personnel expenses of $0.6 million.

General and Administrative Expenses.  General and administrative expenses were $5.4 million in the three months ended September 30, 2015, compared to $3.0 million for the same period in 2014. This $2.4 million increase was primarily due to an increase in personnel expenses totaling $2.3 million.
Other Income, Net.  Other income, net was $2.8 million in the three months ended September 30, 2015, compared to $3.4 million for the same period in 2014. This $0.7 million decrease was due to a $0.8 million difference in the effect of marking the common warrant liability to market in each period offset by an increase in interest income of $0.1 million.
Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Increase
(in thousands)	2015	2014	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$1,008	$1,302	$(294)
Cost-sharing, net	13,286	9,592	3,694
Total revenue	14,294	10,894	3,400
Costs and operating expenses:
Research and development	42,261	36,318	5,943
Litigation settlement	—	5,000	(5,000)
General and administrative	14,796	10,485	4,311
Total costs and expenses	57,057	51,803	5,254
Income (loss) from operations	(42,763)	(40,909)	(1,854)
Other expense, net	5,951	7,267	(1,316)
Net loss	$(36,812)	$(33,642)	$(3,170)
Revenue.  We recognized revenue of $14.3 million in the nine months ended September 30, 2015, compared to $10.9 million in the same period in 2014. All of the revenue in both periods was derived from the Celgene agreement. This $3.4 million increase was primarily due to higher cost sharing revenue of $3.7 million caused by higher expenses for luspatercept clinical trials and manufacturing bulk drug substance during 2015.
Research and Development Expenses.  Research and development expenses were $42.3 million in the nine months ended September 30, 2015, compared to $36.3 million in the same period in 2014. This $5.9 million increase was primarily due to an increase in clinical and toxicology expenses totaling $3.1 million and increases in personnel expenses of $2.5 million.
Litigation settlement. Legal settlements in the nine months ended September 30, 2015 were zero compared to $5.0 million in the same period in 2014. The settlement to end ongoing litigation was accrued as of June 30, 2014.
General and Administrative Expenses.  General and administrative expenses were $14.8 million in the nine months ended September 30, 2015, compared to $10.5 million for the same period in 2014. This $4.3 million increase was primarily due to an increase in personnel expenses totaling $4.9 million, offset by a decrease in fees primarily associated with debt prepayment of $0.7 million for the nine months ended September 30, 2014.
Other Income, Net.  Other income, net was $6.0 million in the nine months ended September 30, 2015, compared to $7.3 million for the same period in 2014. This $1.3 million decrease was primarily due a $2.5 million difference in the effect of marking the common warrant liability to market in each period offset by a decrease of $0.9 million in interest expense because our outstanding long term debt was retired during March 2014. In addition, interest income in the nine months ended September 30, 2015 increased by $0.3 million.
Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of September 30, 2015, we had an accumulated deficit of $280.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.

As of September 30, 2015, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $219.3 million from public investors, $64.2 million in equity investments from our collaboration partners and $229.5 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
As of September 30, 2015, we had $148.1 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements into the second half of 2017.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(31,750)	$(39,601)
Investing activities	(104,849)	(498)
Financing activities	3,577	116,192
Net (decrease) increase in cash and cash equivalents	$(133,022)	$76,093
Operating Activities
Net cash used in operating activities was $31.8 million for the nine months ended September 30, 2015 compared to $39.6 million in the same period in 2014. The decrease was primarily due to a decrease in operating assets and liabilities of $3.5 million, primarily due to changes in accrued expenses, offset by an increase in net loss of $3.2 million and a non-cash expense increase of $7.5 million including stock-based compensation expense and the effect of marking the common warrant liability to market.
Investing Activities
Net cash used in investing activities was $104.8 million for the nine months ended September 30, 2015 and $0.5 million for the nine months ended September 30, 2014. The significant increase in 2015 was due to the purchase of investments. During the nine months ended September 30, 2014 the Company only had cash and cash equivalents.
Financing Activities
Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 2015 compared to $116.2 million during the nine months ended September 30, 2014. The decrease is primarily because of $129.2 million in net proceeds received from our public offering in January 2014, offset by $16.3 million of principal repayments to pay off our venture debt line in March 2014.
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

Contractual Obligations and Commitments
During the three months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2015 and December 31, 2014, we had cash, cash equivalents and investments of $148.1 million and $176.5 million, respectively. Our cash equivalents are invested primarily in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We issued the following unregistered securities during the three months ended September 30, 2015:
In August 2015, we issued 2,075 shares of Common Stock upon the cashless exercise of warrants to purchase 2,399 shares of Common Stock.
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

ACCELERON PHARMA INC.

Date: November 4, 2015	By:	/s/ JOHN L. KNOPF, PH.D.
John L. Knopf, Ph.D.
Chief Executive Officer and President

Date: November 4, 2015	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*
First Amendment to Amended and Restated Employment Agreement, by and between Steven D. Ertel and Acceleron Pharma Inc., dated as of September 9, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 11, 2015)

10.2*
First Amendment to Amended and Restated Employment Agreement, by and between Kevin F. McLaughlin and Acceleron Pharma Inc., dated as of September 9, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed September 11, 2015)

10.3*
Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (Executives) (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed September 11, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
 _______________________________________________________________________________

*	Management contract or compensatory plan or arrangement.