Form 10-K
period 2015-12-31
ACCELERON PHARMA INC
filed 2016-02-25
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $775 million.

As of January 31, 2016, the registrant had 37,096,412 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2016.

ACCELERON PHARMA INC.
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
Trademarks
We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks and trade names appearing in this report are the property of their respective owners. The trademarks that we own include Acceleron Pharma® and IntelliTrap™. Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

PART I
Item 1.    Business
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic candidates that are based on the mechanisms that the human body uses to regulate the growth and repair of its cells and tissues. Our research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta, or TGF-beta, protein superfamily. We are a leading company in discovering and developing therapeutic candidates that regulate cellular growth and repair. By combining our discovery and development expertise, including our proprietary knowledge of the TGF-beta superfamily, and our internal protein engineering and manufacturing capabilities, we have built a highly productive discovery and development platform that has generated innovative therapeutic candidates with novel mechanisms of action. These differentiated therapeutic candidates have the potential to significantly improve clinical outcomes for patients across many fields of medicine, and we have focused our discovery and development efforts on treatments for cancer and rare diseases.
We have four internally discovered therapeutic candidates that are currently in clinical trials: luspatercept, sotatercept, dalantercept and ACE-083.
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is designed to promote red blood cell production through a novel mechanism, and we are developing luspatercept with Celgene to treat anemia and associated complications in myelodysplastic syndromes (MDS) and beta-thalassemia. In 2015, Celgene initiated two Phase 3 clinical trials for luspatercept for the treatment of MDS and beta-thalassemia. We and Celgene are developing sotatercept to treat patients with chronic kidney disease. Sotatercept has the potential to treat several complications of chronic kidney disease including mineral-bone disorder, vascular calcification and anemia. Celgene is responsible for paying 100% of the development costs for all clinical trials for luspatercept and sotatercept, including our ongoing earlier stage clinical trials for these therapeutic candidates. We may receive up to an additional $560 million of potential development, regulatory and commercial milestone payments and, if these therapeutic candidates are commercialized, we will receive a royalty on net sales in the low-to-mid 20% range. We will co-promote luspatercept and sotatercept, if approved, in North America for which our commercialization costs will be entirely funded by Celgene.
We wholly own dalantercept and ACE-083, and we are independently developing these therapeutic candidates. We are currently evaluating dalantercept in a Phase 2 clinical trial for the treatment of patients with renal cell carcinoma. ACE-083 is designed for the treatment of focal muscle disorders, such as facioscapulohumeral dystrophy, and we are currently conducting a Phase 1 clinical trial with ACE-083 in healthy volunteers. In 2015, we reported data from the Phase 1 clinical trial of ACE-083 showing marked increases in the volume of muscles treated with ACE-083.
In addition to our clinical programs, we are conducting research to identify new therapeutic candidates to bring forward into clinical trials. To this end, in 2015 we implemented a new platform technology, IntelliTrap™, that is accelerating our discovery efforts. We have nominated an IntelliTrap™ molecule, ACE-2494, as a candidate for clinical development and will initiate IND-enabling activities in 2016. ACE-2494 is designed to treat systemic muscle disorders.
As of December 31, 2015 our operations have been funded primarily by $105.1 million in equity investments from venture investors, $219.3 million from public investors, $64.2 million in equity investments from our collaboration partners and $233.5 million in upfront payments, milestones, and net research and development payments from our collaboration partners. We estimate that we have spent approximately $145.4 million on research and development for the three year period from 2013 through 2015.
Our Objectives for the Year 2016
By building on the milestones achieved in 2015, we intend to advance and expand our pipeline in 2016 and achieve the following objectives:

•	Luspatercept in Rare Blood Disorders

◦	Continue Phase 3 trials with Celgene for the treatment of myelodysplastic syndromes, the “MEDALIST” trial and beta-thalassemia, the “BELIEVE” trial;

◦	Report updated results from Phase 2 extension study trials in MDS and beta-thalassemia at major medical conferences during the year; and

◦	Announce initial preliminary Phase 2 data in ring sideroblast negative and erythropoiesis stimulating agent naïve MDS patients by year-end.

•	ACE-083 and ACE-2494 in Muscle Disorders

◦	Report additional ACE-083 data from Phase 1 trial;

◦	Initiate ACE-083 Phase 2 trial in facioscapulohumeral muscular dystrophy in the second half of 2016; and

◦	File an IND with the FDA for systemically-acting muscle agent, ACE-2494, by year-end.

•	Dalantercept in Renal Cell Carcinoma

◦	Announce top-line progression-free survival (PFS) results from Phase 2 DART study in renal cell carcinoma patients.

•	Sotatercept in Chronic Kidney Disease

◦	Provide update on development strategy in pre-dialysis chronic kidney disease patients in the second half of 2016.
The Acceleron Discovery Platform: Novel Approaches to Potent Biology
Since our founding, we have focused on developing therapeutic candidates that regulate cellular growth and repair. We have targeted a group of approximately 30 secreted proteins, or ligands, that are collectively referred to as the TGF-beta superfamily. These ligands bind to subsets of 12 different receptors on the surface of cells, triggering intra-cellular changes in gene expression that guide cell growth and differentiation. The TGF-beta superfamily ligands and their receptors represent a diverse and underexplored set of drug targets with the potential to yield potent therapeutics for the growth and repair of diseased cells and tissues.
Applying our proprietary discovery and development platform, including our knowledge of the biology of the TGF-beta superfamily and its receptors, we have generated our novel IntelliTrap™ platform technology and a robust pipeline of innovative clinical and preclinical therapeutic candidates targeting key mechanisms underlying cancer and rare diseases. Additionally, we are conducting a multi-target antibody discovery collaboration with Adimab LLC, or Adimab, a leading antibody discovery company, under which Adimab is generating human antibodies against undisclosed targets that we select. We expect that this collaboration will expand our biologics platform and provide us with enhanced access to antibody therapeutic candidates.
We use our integrated platform of research, development and manufacturing technologies to rapidly and cost-effectively create, test and advance our therapeutic candidates. Our robust clinical and preclinical pipeline is focused on areas of high-unmet medical need, particularly in the areas of cancer and rare diseases.

Our Product Pipeline

THERAPEUTIC CANDIDATE
DISEASE
PRECLINICAL
PHASE I
PHASE II
PHASE III
Luspatercept
Myelodysplastic Syndromes
MEDALIST Study
β-Thalassemia
BELIEVE Study
Celgene
ACCELERON
Sotatercept
Chronic Kidney Disease
Myelofibrosis*
Multiple Myeloma*
Diamond-Blackfan Anemia*
Dalantercept
Renal Cell Carcinoma
ACCELERON
ACE-083
Muscle Wasting (FSHD)
ACE-2494
Muscle / Bone Loss
ACCELERON
ACE-1332
Fibrosis
ACE-3891
Muscle
ACE-2798
Undisclosed
ACE-2536
Undisclosed
ACE-2395
Undisclosed
ACCELERON

*Investigator Initiated Trial

Luspatercept
Luspatercept is designed to promote red blood cell production through a novel mechanism. We are developing luspatercept, through our collaborations with Celgene, as a treatment for anemia and associated complications in diseases in which erythropoiesis-stimulating agents are either not approved or are not well-suited to treat the underlying anemia, such as beta-thalassemia and MDS.
MDS
With respect to MDS, both our and Celgene's objective is to develop luspatercept as a treatment to increase hemoglobin levels and decrease red blood cell transfusion burden, with patients ultimately becoming transfusion independent.
MDS is a group of heterogeneous hematologic diseases characterized by abnormal proliferation and differentiation of blood precursor cells, including red blood cell precursors, in the bone marrow. This leads to peripheral reductions in red blood cells, often accompanied by decreases in white blood cells and platelets, as well as a risk of disease progression to acute myeloid leukemia. Although MDS patients may have varying forms of the disease, anemia is present in the vast majority of MDS patients at the time of diagnosis. MDS is primarily a disease of the elderly, with 88% of cases diagnosed in individuals 60 years of age or older. Cancer surveillance databases estimate the annual incidence of MDS in the United States at 10,000 to 15,000 cases and the overall U.S./EU prevalence at approximately 125,000 patients.
Hematopoietic stem cell transplantation represents the only treatment modality with curative potential, although the relatively high morbidity and mortality of this approach limits its use. Approximately 70% of the MDS patients in the U.S. and EU are classified as lower risk and 30% are classified as higher risk. High risk patients are typically treated with inhibitors of DNA methyltransferase such as Vidaza® or Dacogen®, or generic versions that are now available in some countries. The patients categorized as low risk typically receive erythropoiesis stimulating agents as first-line therapy, though erythropoiesis stimulating agents are not approved by the FDA or the EMA for the treatment of anemia in MDS patients. Our internal market research estimates that erythropoiesis stimulating agents generate $500 to $700 million in annual U.S. sales from their use in this disease. After failure on erythropoiesis stimulating agents, patients are treated with red blood cell transfusion and/or Revlimid®, Vidaza® or Dacogen®. Across the disease, approximately 15% of patients have a specific chromosomal mutation and are treated with Revlimid® (2015 U.S. sales of $152 million for MDS).

The anemia in MDS is primarily due to ineffective erythropoiesis, and a significant number of MDS patients have serum erythropoietin levels substantially above the normal range, indicating that the anemia in these MDS patients is not a consequence of erythropoietin deficiency. The ineffective erythropoiesis of MDS may be caused by excess signaling by members of the TGF-beta superfamily, which signaling inhibits red blood cell maturation. For this reason we believe that blocking this excess signaling by luspatercept may reverse this inhibition. Approximately 50% of MDS patients are unresponsive to the administration of recombinant erythropoietin and instead require red blood cell transfusions, which can increase the risk of infection and iron-overload related toxicities. Treatment-resistant anemia resulting from ineffective erythropoiesis is a major cause of morbidity in MDS patients.
Given the effects of members of the TGF-beta superfamily ligands on late-stage erythropoiesis, we have investigated our candidate therapeutics in mouse models of MDS, with a focus on luspatercept. In our 2014 publication in the journal Nature Medicine, we and our collaborators showed that the ligand GDF11 is expressed at an elevated level in a mouse model of MDS, leading to elevated levels of an activated transcription factor, P-SMAD2/3, and ineffective erythropoiesis. Treatment with a mouse version of luspatercept, referred to as RAP-536, reduced P-SMAD2/3 levels and caused statistically significant increases in red blood cell count, hemoglobin levels and hematocrit compared to controls. Additionally, RAP-536 reduced the ineffective erythropoiesis as evidenced by the improvement in the ratio of red blood cell precursors to other cells in the bone marrow.
In December 2015, Celgene initiated a Phase 3 clinical trial with luspatercept in patients with very low, low and intermediate risk MDS per the Revised International Prognostic Scoring System, the "MEDALIST" trial. The MEDALIST trial targets patients with very low, low or intermediate risk MDS with ring sideroblasts who require RBC transfusions. The trial is double-blinded, placebo-controlled and will enroll an estimated 210 patients randomized 2:1, luspatercept versus placebo. In order to enroll in the trial, patients must be: refractory / intolerant to prior erythropoiesis stimulating agents (ESA) or ESA ineligible, ring sideroblast positive, receive a transfusion of at least 2 units of RBCs every 8 weeks confirmed for a minimum of 16 weeks with no consecutive 8-week period free from transfusion, and no prior lenalidomide, hypomethylating agents or immunosuppressive therapy. Patients are excluded from the study if they have del(5q) or secondary MDS. The primary endpoint for efficacy analysis will be the proportion of patients who become RBC-transfusion independent for a period of at least 8 weeks during the first 24 weeks of treatment.
In addition to the Phase 3 clinical trial, we are currently conducting two Phase 2 clinical trials of luspatercept in patients with MDS. The first clinical trial is designed as a two-part trial, with an ascending dose part to evaluate the safety and efficacy in patients with low or intermediate risk MDS per the International Prognostic Scoring System, and an expansion part in which additional patients are enrolled at a selected dose level (3-month base study). We have currently completed enrollment in all of the dose escalation cohorts and we have completed enrollment of patients in the initial expansion cohort of the trial for a total of 58 patients. We have expanded the trial to include two additional cohorts of patients to further evaluate the effects of luspatercept in selected MDS patient populations. All patients enrolled in the base study are eligible to enroll in a second Phase 2 trial (extension study) that permits dosing with luspatercept for up to an additional two years. These trials are being conducted at sites in Germany.
We believe that preliminary results from the long-term Phase 2 MDS extension study are encouraging. We presented these results, using a data cut-off date of August 31, 2015, at the 57th American Society of Hematology (ASH) Annual Meeting and Exposition in December 2015. As of the cut-off date, a total of 32 patients were treated in the extension study in which luspatercept was administered subcutaneously once every 3 weeks. Of these 32 patients, 13 had a low red blood cell (RBC) transfusion burden (LTB; < 4 units RBC/8 weeks) and 19 had a high transfusion burden (HTB; ≥4 units RBC/8 weeks). 59% of patients had been treated previously with erythropoiesis stimulating agents (ESA) and 19% of patients had previously been treated with lenalidomide. With regard to LTB patients, 9 of 13 (69%) LTB patients achieved the International Working Group (IWG) Hematologic Improvement Erythroid (HI-E) response criterion of a hemoglobin increase ≥1.5 g/dL for ≥8 weeks. With regard to HTB patients, 13 of 19 (68%) HTB patients achieved the IWG HI-E criterion of a reduction of ≥4 units RBC over 8 weeks, and 8 of 19 (42%) HTB patients treated with luspatercept achieved RBC transfusion independence for ≥8 weeks. An additional 3 of 3 (100%) LTB patients with 2 units/8 weeks at baseline achieved RBC transfusion independence for ≥8 weeks. A substantial majority of the patients in the Phase 2 trial had a bone marrow cell morphology referred to as ring sideroblasts and given the encouraging response rates in these patients, the Phase 3 trial has been designed to focus on patients with this particular cellular morphology. The most common adverse events observed in this extension study, which may be related to luspatercept, were bone pain, headache, hypotonia, myalgia and nausea. There were no drug-related serious adverse events.
Beta-thalassemia
With respect to beta-thalassemia, both our and Celgene's objective is to develop luspatercept as a treatment to increase hemoglobin levels, decrease transfusion burden, decrease iron overload, improve symptoms associated with anemia, and alleviate other disease complications, such as leg ulcers.

The beta-thalassemias comprise a heterogeneous group of disorders arising from defects in the genes that encode the proteins that comprise hemoglobin. Hemoglobin is a four-subunit protein complex formed of two alpha-subunits and two beta-subunits, each with an iron-containing heme group that binds to and carries oxygen molecules within red blood cells. There are two main classifications of thalassemia, alpha-thalassemia and beta-thalassemia, depending on whether the genetic defect lies in the gene encoding the alpha-subunit or the beta-subunit. Beta-thalassemia is particularly prevalent throughout the Mediterranean region, Middle East, and Southeast Asia, and, due to migration and immigration, is now a global disease. The Thalassaemia International Federation estimates that there are approximately 300,000 patients worldwide with beta-thalassemia, approximately 20,000 of which are in the United States and Europe, who are dependent on frequent blood transfusions. We estimate that there are at least as many beta-thalassemia patients in the same regions who are not transfusion dependent and not included in these estimates. Many of these patients have hemoglobin levels that are approximately half that of normal individuals and experience significant complications of the disease. Beta-thalassemia is treated primarily by red blood cell transfusions that, over time, cause a toxic accumulation of iron in the body. A central challenge for managing patients with beta-thalassemia is to restore the red blood cell levels while avoiding iron overload. Iron chelation therapy alone costs between $40,000 and $60,000 per year in countries such as the United States and Italy and yet does not treat the underlying anemia. The course of the disease depends largely on whether patients are maintained on an adequate transfusion and iron chelation regimen. Poor compliance with transfusion and/or iron chelation is associated with a poor prognosis and shortened survival. However, even with the standard of care, patients are at risk of infection from transfusions as well as toxicities related to iron chelation therapy.
No drug is approved to treat the anemia of beta-thalassemia. Hematopoietic stem cell transplantation is viewed as the only curative approach for beta-thalassemia, although this option is limited by the availability of appropriate donors and by risks, including death, associated with the bone marrow transplant procedure. Consequently this treatment is used only in the most severely affected patients.
Given the effects of members of the TGF-beta superfamily ligands on late-stage erythropoiesis, we have investigated our candidate therapeutics in mouse models of this disease. We evaluated the effects of RAP-536 in a series of studies using a mouse model of beta-thalassemia. These mice carry deletion mutations in the beta-globin genes, resulting in a deficiency of beta-globin protein and hematologic abnormalities very similar to those seen in human beta-thalassemia patients, including severe anemia and the formation of hemichromes resulting in ineffective erythropoiesis. These mice also exhibit severe complications common in patients with thalassemia, such as an enlarged spleen, bone loss and iron overload. As reported in our 2014 publication in the journal Blood, RAP-536 treatment improved numerous hematologic parameters in these mice, including a decrease in hemoglobin aggregates, significant increases in red blood cell count, hemoglobin levels, and hematocrit, decreased serum erythropoietin, normalized red blood cell size, and reduced red blood cell breakdown, as measured by serum bilirubin. Importantly, RAP-536 decreased the elevated levels of the activated transcription factor, P-SMAD2/3, restored iron homeostasis and improved the maturation of later-stage red blood cell precursor populations, in the bone marrow and spleen, with concomitant reductions in the earlier-stage red blood cell precursor populations.
In December 2015, Celgene initiated a Phase 3 clinical trial with luspatercept in regularly transfused patients with beta-thalassemia, the "BELIEVE" trial. The BELIEVE trial targets adult beta-thalassemia patients who are regularly transfused. The trial is double-blinded and placebo-controlled and will enroll an estimated 300 patients randomized 2:1, luspatercept versus placebo. In order to enroll in the trial, patients must receive 6-20 units RBC transfused over the prior 24 weeks and have no transfusion-free period ≥ 35 days. Patients will be monitored for a 12-week prospective pre-treatment period to calculate baseline transfusion burden. The primary endpoint for efficacy analysis will be the proportion of patients with at least a 33% reduction in transfusion burden during weeks 13 to 24 of the trial compared to the 12 weeks preceding treatment.
In addition to the Phase 3 clinical trial, we are currently conducting two Phase 2 clinical trials of luspatercept in patients with beta-thalassemia. The first clinical trial is designed as a two-part trial, with an ascending dose part to evaluate the safety and efficacy of luspatercept in patients with beta-thalassemia, and an expansion part in which additional patients are enrolled at a selected dose level (3-month base study). We have currently completed enrollment and treatment of all of the dose escalation cohorts as well as the expansion cohort of the trial. Patients enrolled in the initial 3-month trial are eligible to enroll in a second Phase 2 trial (extension study) that permits dosing with luspatercept for up to an additional two years. This trial is currently being conducted at sites in Italy and Greece.
We believe the preliminary results from the Phase 2 clinical trials are encouraging. We presented these results, using a data cut-off date of September 25, 2015, at the 57th ASH Annual Meeting and Exposition in December 2015. As of the cut-off date, a total of 64 patients were treated in the dose escalation and expansion cohorts of this study, in which luspatercept was administered subcutaneously, once every 3 weeks. A total of 59 patients were evaluable for efficacy (5 patients were ongoing with <12 weeks treatment). Of these 59 patients, 31 were non-transfusion dependent and 28 were transfusion dependent. Specifically, 22 of 28 (79%) transfusion dependent patients had a ≥20% reduction in transfusion burden, 21 of 28 (75%) had a ≥33% reduction, and 16 of 28 (57%) had a ≥50% reduction over a 12-week period.

A trend of reduction in liver iron concentration, or LIC, was observed in the majority of non-transfusion dependent patients with or without iron chelation therapy, and in the majority of transfusion dependent patients receiving iron chelation therapy. Improvement in quality of life in non-transfusion dependent patients correlated with increase in hemoglobin. Rapid healing of leg ulcers, a serious complication of beta-thalassemia, was observed in 3 patients, with 2 additional patients experiencing partial healing. The most common related adverse events were bone pain, myalgia, headache, arthralgia, musculoskeletal pain, asthenia, injection site pain, back pain and pain in jaw. There were no drug-related serious adverse events. 6 of 59 (10%) patients discontinued early with an associated adverse event: bone pain (2 patients) and arthralgia, asthenia, cerebrovascular accident and headache (1 patient each).
Sotatercept
We and Celgene are developing sotatercept for the treatment of chronic kidney disease, or CKD, a disorder characterized by anemia and a mineral and bone disorder that leads to bone loss and cardiovascular disease. The mineral and bone disorder in these patients is not well-managed with current therapies. Studies in mice show that sotatercept may have beneficial effects on fibrotic damage to the kidney and on the development of calcified deposits that may contribute to the elevated risk of heart vascular disease in CKD patients. Data from our ongoing Phase 2 clinical trial in patients with end-stage kidney disease shows that sotatercept may have beneficial effects on the mineral and bone disorder in these patients and may decrease the accumulation of vascular calcifications. We and Celgene are considering refocusing the sotatercept program on the treatment of patients with earlier, pre-dialysis kidney disease. We expect to meet with the FDA in the first half of 2016 to discuss the initiation of a clinical trial in pre-dialysis patients.
Sotatercept is also being studied through investigator-initiated clinical trials in multiple myeloma, Diamond-Blackfan anemia and myelofibrosis. Multiple myeloma is a cancer of the bone marrow that leads to the uncontrolled growth of certain white blood cells, causing bone marrow failure, bone pain, bone fractures and kidney problems. Nearly all multiple myeloma patients suffer from anemia. Investigators at the Massachusetts General Hospital are conducting a trial to explore the possibility that the combination of anti-myeloma therapies Revlimid® and dexamethasone together with sotatercept may reduce the growth of cancer cells along with improving anemia as well as bone lesions that often occur in patients with multiple myeloma. Investigators at the University of Indiana initiated a Phase 2a clinical trial to evaluate the effects of sotatercept on bone mass and turnover in patients with multiple myeloma. Diamond-Blackfan anemia is a rare and severe anemia that is present at birth in affected individuals. Investigators at North Shore Long Island Jewish Health System are conducting a trial to determine the safety and efficacy of sotatercept in adult patients with Diamond-Blackfan anemia who are red blood cell transfusion-dependent. Myelofibrosis is an acquired disease of the bone marrow that results in replacement of the bone marrow with fibrotic tissue leading to bone marrow failure and inability to make new blood cells, including red blood cells, which leads to anemia. Investigators at the MD Anderson Cancer Center are conducting a trial to determine the safety and efficacy of sotatercept in patients with myeloproliferative neoplasm-associated myelofibrosis and anemia.
Dalantercept
Our third clinical stage therapeutic candidate, dalantercept, is designed to treat cancers by inhibiting blood vessel formation by inhibiting signaling through the ALK1 receptor. This mechanism is distinct from, and potentially synergistic with, the dominant class of cancer drugs that inhibit blood vessel formation, the vascular endothelial growth factor, or VEGF, pathway inhibitors. We are developing dalantercept primarily for use in combination with VEGF pathway inhibitors to produce better outcomes for cancer patients.
We believe that a combination of ALK1 and VEGF pathway inhibitors could have application in a number of different oncology indications where VEGF pathway inhibitors are currently used. The currently approved VEGF pathway inhibitors include Avastin® (bevacizumab), Cyramza® (ramucirumab), Inlyta® (axitinib), Nexavar® (sorafenib), Stivarga® (regorafenib), Sutent® (sunitinib), Votrient® (pazopanib), Caprelsa® (vandetanib), and Zaltrap® (ziv-aflibercept). Three large markets for which these drugs have been approved are non-small cell lung cancer, colorectal cancer and renal cell carcinoma.

•
Non-Small Cell Lung Cancer (NSCLC).  The National Cancer Institute estimates there were 221,200 new cases of lung cancer in the United States in 2015 with 158,040 deaths. In 2015, sales of Avastin® in NSCLC were an estimated $1.1 billion in the United States and $1.8 billion worldwide.

•
Colorectal Cancer.  The National Cancer Institute estimates there were 132,700 new cases of colon cancer or rectal cancer in the United States in 2015 with 49,700 deaths. In 2015, sales of Avastin® for colorectal cancer were an estimated $1.3 billion in the United States and $3.6 billion worldwide.

•
Renal Cell Carcinoma.  The National Cancer Institute estimates there were 61,560 new cases of kidney and renal pelvis cancer in the United States in 2015 with 14,080 deaths. In 2015, U.S. sales of drugs for renal cell carcinoma were $1.4 billion, of which $1.0 billion were anti-angiogenesis drugs that target the VEGF pathway, principally

Sutent®, Inlyta®, Votrient® and Avastin®. Worldwide sales in 2015 of drugs for renal cell carcinoma were $3.5 billion, of which $2.6 billion were drugs that target the VEGF pathway.

•
Other Tumors.  One or more anti-angiogenesis agents are also approved as treatments for liver cancer, ovarian cancer, neuroendocrine tumors, soft tissue sarcoma, gastric cancer, thyroid cancer and glioblastoma.

We are evaluating dalantercept in combination with axitinib, a tyrosine kinase inhibitor of the VEGF pathway, for the treatment of renal cell carcinoma in the DART trial, a two part Phase 2 clinical trial. In Part 1 of the DART trial, dalantercept plus axitinib produced clinical outcomes that exceed historical results with axitinib alone. We have reported a median progression-free survival (PFS) for dalantercept plus axitinib of 8.3 months. There was no control arm in Part 1 of the DART trial, however published data from a prior phase 3 trial of axitinib alone (the AXIS trial) in a similar patient subgroup show a median PFS of 4.8 months. We are currently conducting Part 2 of the DART trial, which is a double-blind, placebo-controlled trial, in which an estimated 130 patients are randomized to dalantercept plus axitinib or placebo plus axitinib. We expect to report on progression free survival from Part 2 of the DART trial by the end of 2016. In the open-label Part 1 and blinded Part 2 of the DART trial, the following serious adverse events have been reported as related to dalantercept, dalantercept or placebo (blinded Part 2), or both dalantercept and axitinib: fluid overload, dyspnea, epistaxis, renal injury, acute renal failure and hyponatremia. Non-serious adverse events associated with axitinib did not generally occur with higher than expected frequency or severity. In addition to the DART trial, we are conducting a clinical trial to evaluate the treatment of patients with advanced hepatocellular cancer (HCC) with a combination of dalantercept plus sorafenib, another tyrosine kinase inhibitor of the VEGF pathway. A total of 21 patients have been enrolled as of December 30, 2015. The preliminary data indicate a general lack of efficacy for the dalantercept plus sorafenib combination in the treatment of advanced HCC, and therefore we believe that it is unlikely that additional patients will be enrolled in the HCC trial.
Dalantercept has been tested as a single-agent therapy in four completed clinical trials: a Phase 1 clinical trial and Phase 2 clinical trials in head and neck cancer, ovarian cancer and endometrial cancer. In these studies of dalantercept as monotherapy, there was not sufficient activity to warrant further development of dalantercept as monotherapy in these tumor types. We believe the greatest potential for dalantercept will be in combination with VEGF pathway inhibitors or in combination with cytotoxic chemotherapy.
ACE-083
Our fourth clinical stage therapeutic candidate, ACE-083, is designed to promote muscle growth and function in specific, targeted muscles. In 2014, we initiated a Phase 1 clinical trial with ACE-083 in healthy volunteers. ACE-083 has been well tolerated and no serious adverse events have been reported. Initial data from the Phase 1 trial showed that, at the highest dose level tested, ACE-083 generated a mean increase in muscle volume of approximately 14.5% in the treated muscle. We have completed enrollment for the ACE-083 Phase 1 clinical trial, and we expect to initiate a Phase 2 clinical trial with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD, in the second half of 2016.
FSHD is a severe, disabling, and painful skeletal muscle disease that presents with muscle-by-muscle progression. Muscle weakness can be heterogeneous, but is highly focal and primarily asymmetric. Typical onset occurs between the ages 20 and 40. Most FSHD patients live a normal lifespan, but many will suffer from disability, pain, and depression. FSHD is one of the most prevalent forms of muscular dystrophy affecting roughly 19,000 patients in the United States.
Preclinical Programs
In addition to our clinical development activities, we are expanding our research capabilities in order to increase the rate at which our highly productive research group can identify and advance new, internally discovered, therapeutic candidates for clinical development. Our discovery efforts are primarily focused on identifying new protein therapeutic candidates from our IntelliTrap™ platform and identifying novel antibodies. We have selected our first IntelliTrap™ therapeutic candidate, ACE-2494, for pre-clinical evaluation and advancement to clinical trials by the end of 2016. We are also evaluating ACE-3891 as a candidate therapeutic for the treatment of muscle disease, ACE-1332, a selective TGF-beta antagonist, for treatment of disorders with a fibrotic component, and ACE-2798, ACE-2536 and ACE-2395 for undisclosed therapeutic areas.
Our Strategic Partnerships
Collaborations with corporate partners have provided us with significant funding and access to our partners' scientific, development, regulatory and commercial capabilities. We have received more than $297.7 million from our collaborations with Celgene, Alkermes plc (Alkermes) and our terminated collaboration with Shire AG (Shire).

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
Sotatercept Agreement.    Under the terms of the Sotatercept Agreement, we and Celgene are collaborating on the development and commercialization of sotatercept. We also granted Celgene an option to license discovery stage compounds against three specified targets. Celgene paid $45.0 million and bought $5.0 million of equity upon execution of the Sotatercept Agreement and, as of December 31, 2015, we have received $43.0 million in research and development funding and milestone payments for the sotatercept program.
We retained responsibility for research, development through the end of Phase 2a clinical trials, as well as manufacturing the clinical supplies for these trials. These activities are substantially complete. Celgene is conducting the current Phase 2 trials for beta-thalassemia, MDS and chronic kidney disease and will be responsible for any future clinical trials for sotatercept as well as for all future manufacture of sotatercept. We are eligible to receive future development, regulatory and commercial milestones of up to $360.0 million for the sotatercept program and up to an additional $348.0 million for each of the three discovery stage programs. None of the three discovery stage programs has advanced to the stage to achieve payment of a milestone, nor do we expect any such milestone payments in the near future.
Luspatercept Agreement.    Under the terms of the Luspatercept Agreement, we and Celgene are collaborating in the development and commercialization of luspatercept. We also granted Celgene an option to license products for which Acceleron files an investigational new drug application for the treatment of anemia. Celgene paid $25.0 million to us upon execution of the Luspatercept Agreement in August 2011 and, as of December 31, 2015, we have received $60.3 million in research and development funding and milestone payments for the luspatercept program.
Under this agreement, we retained responsibility for research, development through the end of Phase 1 and the two ongoing Phase 2 clinical trials in MDS and beta-thalassemia, as well as manufacturing the clinical supplies for these studies. Celgene will conduct subsequent Phase 2 and Phase 3 clinical trials. Acceleron will manufacture luspatercept for all Phase 1 and Phase 2 clinical trials, and Celgene will have responsibility for the manufacture of luspatercept for Phase 3 clinical trials and commercial supplies. We are eligible to receive future development, regulatory and commercial milestones of up to $200.0 million for the luspatercept program.
In November 2013, the Company has agreed to conduct additional development activities including clinical and non-clinical services, which are reimbursed under the same terms and rates of the existing Agreements. Please refer to Note 10 to the financial statements in this Annual Report on Form 10-K for the revenue recognition accounting, including changes in estimates, pursuant to the revenue recognition accounting literature.
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

Other Collaborations
Alkermes. On December 3, 2009, we entered into a Collaboration and License Agreement with Alkermes relating to a proprietary technology platform for extending the circulating half-life of certain proteins. Under the terms of the agreement, we granted Alkermes worldwide rights to apply this technology to proteins outside of the TGF-beta superfamily in return for an upfront license payment. We are entitled to future development, regulatory and sales milestones and mid-single digit royalties on product sales for each drug developed and commercialized by Alkermes using this technology. To our knowledge, Alkermes is not currently pursuing technology licensed under this collaboration. Rights pertaining to a lead program, referred to ACE-771, were returned pursuant to the terms of the agreement, and we are not pursuing development of ACE-771 at this point in time.
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

•	Red blood cell transfusion and iron chelation therapy, including Exjade®, which is used to treat anemia in patients with MDS.

•	Immunomodulators, including Celgene's approved product, Revlimid® (lenalidomide), for the treatment of anemia of certain MDS patients.

•	Eli Lilly and Company is studying TGF-beta receptor I kinase inhibitor, LY2157299 in a Phase 2 study in lower risk MDS patients with anemia.

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

Beta-thalassemia
If luspatercept is approved for the treatment of patients with beta-thalassemia, it would compete with:

•	Red blood cell transfusions and iron chelation therapy, such as Novartis's oral iron chelating agents, Exjade® and Jadenu™.

•	Fetal hemoglobin stimulating agents, such as hydroxyurea, which are primarily used to treat patients with anemia from sickle cell disease, are sometimes used to treat patients with beta-thalassemia.

•
Hematopoietic stem cell transplant treatment is given to a small percentage of patients with beta-thalassemia, since it requires a sufficiently well-matched source of donor cells. Certain academic centers around the world are seeking to develop improvements to this approach.

•
Other therapies in development, including gene therapy and genome editing are being developed by several different groups, including bluebird bio, Inc., Memorial Sloan Kettering Cancer Center, GlaxoSmithKline plc, and Sangamo BioSciences Inc. in collaboration with Biogen Idec.

Chronic Kidney Disease
If sotatercept is approved to treat certain aspects of chronic kidney disease-mineral and bone disorder (CKD-MBD), other drugs approved for the treatment of these patients could be considered competitive. CKD-MBD is a systemic disorder encompassing mineral, bone, and calcific cardiovascular abnormalities that develop as a complication of CKD and that contribute to CKD-related cardiovascular disease and high mortality rates. Therapies approved to treat aspects of CKD-MBD include phosphate binders to address hyperphosphatemia, including Sanofi’s Renagel® and Renvela® , Shire’s Fosrenol®,and Keryx’s newly approved product Auryxia®. Amgen’s oral calcimimetic product Sensipar®/Mimpara® is approved to treat secondary hyperparathyroidism in CKD patients on dialysis. Amgen is also studying etelcalcitide (AMG-416), an intravenously administered calcium sensing receptor agonist, and has filed for marketing approval in the United States and Europe to treat secondary hyperparathyroidism in chronic kidney disease patients on dialysis. Additionally, if sotatercept is studied and approved in patients with pre-dialysis kidney disease, other drugs that potentially slow progression of kidney disease could be considered competitors. Currently, angiotensin converting enzyme (ACE) inhibitors and angiotensin receptor blockers (ARB) therapies are standard of care in patients with chronic kidney disease and have been shown to lower blood pressure, reduce proteinuria, and slow the progression of kidney disease. There are also a number of drugs in late-stage clinical trials to slow progression of diabetic nephropathy, a form of kidney disease in diabetic patients. Janssen Pharmaceuticals. NephroGenex, Abbvie, and Bayer have programs in ongoing Phase 3 clinical trials, and Mitsubishi Pharma, Lilly, and Vascular Pharmaceuticals, have programs in ongoing or completed Phase 2 clinical trials, to slow progression of diabetic nephropathy.
Oncology Therapies
We are developing dalantercept to be used in combination with VEGF pathway inhibitors for the treatment of cancer. If dalantercept is approved, it would compete with the following.

•
Tracon is developing TRC105, an antibody to endoglin, which is a protein in the TGF-beta superfamily that is overexpressed on endothelial cells and plays a role in angiogenesis. TRC105 is currently being studied in Phase 1 and Phase 2 clinical trials for the treatment of multiple solid tumor types, including soft tissue sarcoma, renal cell carcinoma, glioblastoma, hepatocellular carcinoma and colorectal cancer, in combination with approved VEGF inhibitors.

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

In addition to the therapies mentioned above, there are many generic chemotherapy agents and other regimens commonly used to treat various types of cancer, including renal cell carcinoma.
Therapies for Treating Muscle Loss
We are currently studying ACE-083 in a Phase 1 clinical trial in healthy volunteers and plan to develop ACE-083 for the treatment of neuromuscular disorders and other diseases characterized by a loss of muscle function including facioscapulohumeral muscular dystrophy (FSHD). One potential competitor of ACE-083 in FSHD is Resolaris® (ATYR1940), which is an investigational protein in Phase 1b/2 studies to treat adult patients with FSHD being developed by aTyr Pharma.

We are also aware of approaches to treat other muscle loss diseases that are in clinical trials. Novartis is developing bimagrumab (BYM338), a monoclonal antibody targeting the activin receptor type IIB (ActRIIB), in various Phase 2 clinical trials to treat pathological muscle loss and weakness and in Phase a 2/3 clinical trial to treat patients with sporadic inclusion body myositis (sIBM). Regeneron is developing a myostatin monoclonal antibody, REGN1033 (SAR391786), which has completed a Phase 2 clinical trial for treatment of sarcopenia. Pfizer is conducting a Phase 2 clinical study for PF-06252616, a myostatin antibody, in patients with Duchenne muscular dystrophy (DMD). Nationwide Children's Hospital, in collaboration with The Myositis Association, Parent Project Muscular Dystrophy and Milo Biotechnology, are conducting a Phase 1 clinical trial of a gene therapy delivery of follistatin (FS344) to muscle in patients with Becker muscular dystrophy (BMD) and sporadic inclusion body myositis (sIBM).
The key competitive factors affecting the success of any approved product will be its efficacy, safety profile, price, method of administration and level of promotional activity.
Commercialization
We retain co-promotion rights with our collaboration partner, Celgene, for both sotatercept and luspatercept in North America, and under the terms of our agreements with Celgene, our commercialization costs will be entirely funded by Celgene. We also currently retain worldwide commercialization rights for our oncology therapeutic candidate, dalantercept, and our muscle therapeutic candidate, ACE-083. We intend to build hematology and neuromuscular disorder focused, specialty sales forces in North America and, possibly, other markets to effectively support the commercialization of these and future products. We believe that a specialty sales force will be sufficient to target key prescribing physicians in these areas. We currently do not have any sales or marketing capabilities or experience. We will establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch. If we are not able to establish sales and marketing capabilities or are not successful in commercializing our future products, either on our own or through collaborations with Celgene, any future product revenue will be materially adversely affected.
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
Our patent estate, on a worldwide basis, includes approximately 160 issued patents and approximately 390 pending patent applications, with pending and issued claims relating to all of our current clinical stage therapeutic candidates, sotatercept, luspatercept, dalantercept and ACE-083. These figures include in-licensed patents and patent applications to which we hold exclusive commercial rights.
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
Luspatercept Patent Coverage
We hold two issued patents covering the luspatercept composition of matter in the United States, and additional patents issued or pending in many other major jurisdictions worldwide, including Europe, Australia, Canada, Japan, China, South Korea, Brazil, Mexico, Russia and India. The expected expiration dates for these composition of matter patents are 2028 and 2029, exclusive of possible patent term extensions.
We hold two issued patents covering the treatment of anemia by administration of luspatercept in the United States and similar patents issued or pending in other major jurisdictions worldwide, including Europe, Australia, Canada, Japan, China, South Korea, Brazil, Mexico, Russia and India. The expected expiration date for these method of treatment patents is 2029, exclusive of possible patent term extensions.
We also hold patent applications directed to a variety of other uses for luspatercept, including the treatment of complications of thalassemia, such as iron overload and ulcers, and treatment of patient sub-groups with MDS. The expected expiration date for these method of treatment patents ranges from 2029 to 2035 exclusive of possible patent term extensions.
Sotatercept Patent Coverage
We hold two issued patents covering the sotatercept composition of matter in the United States, one issued patent in Europe (registered in most countries of the European Patent Convention) and additional patents issued or pending in many other major jurisdictions worldwide, including Australia, Canada, Japan, China, South Korea, Brazil, Mexico, Russia, Israel and India. The expected expiration date for these composition of matter patents is 2026, exclusive of possible patent term extensions.
We hold three issued patents covering the treatment of anemia by administration of sotatercept in the United States and similar patents issued or pending in many other major jurisdictions worldwide, including Europe, Australia, Canada, Japan, China, South Korea, Brazil, Mexico, Russia, Israel and India. The expected expiration date for these method of treatment patents is 2027, exclusive of possible patent term extensions.
We also hold patents and patent applications directed to a variety of other uses for sotatercept, including the treatment of multiple myeloma and the treatment of bone loss in patients with chronic kidney disease.
Dalantercept Patent Coverage
We hold one issued patent covering the dalantercept composition of matter in the United States, which is expected to expire in 2029, exclusive of possible patent term extensions, and we hold additional pending patent applications. We hold additional issued patents and pending patent applications covering composition of matter in many other major jurisdictions worldwide, including Europe, Australia, Canada, Japan, China, South Korea, Brazil, Mexico, Russia and India. The expected expiration dates for these patent filings, if issued, are either 2027 or 2029, exclusive of possible patent term extensions.
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
ACE-083 Patent Coverage
We hold two pending patent applications covering the ACE-083 composition of matter in the United States, which, if issued are expected to expire in 2029 and 2035, respectively, exclusive of possible patent term extensions. These patent applications are also eligible for filing in major jurisdictions worldwide.
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
On August 6, 2010, we entered into an amended and restated license agreement with the Ludwig Institute for Cancer Research, or LICR, to obtain worldwide, exclusive rights under patent filings solely owned by LICR and patent rights jointly invented by us and LICR. The LICR-owned patent rights relate to the first cloning of the type I activin receptors, ALK1, ALK2, ALK3, ALK4, ALK5 and ALK6, and include claims to nucleic acids, proteins and antibodies with respect to each of the foregoing. These patent rights expire between the years 2013 and 2018. The license excludes the rights with regard to anti-ALK2 antibodies. The joint patent rights relate to the treatment of pancreatic tumors with dalantercept and, if issued, such patent rights are expected to expire in 2029. Under the agreement, LICR retained rights, on behalf of itself and other non-profit academic institutions, to practice under the licensed rights for non-profit purposes. We agreed to pay LICR specified development and sales milestone payments aggregating up to $1.6 million for dalantercept. In addition, we are required to pay LICR royalties in the low single-digits on worldwide net product sales of products claimed in the licensed patents, with royalty obligations continuing at a 50% reduced rate for eight years after patent expiration. If we sublicense the LICR patent rights, we will owe LICR a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. The agreement terminates upon the expiration of royalty obligations. We may terminate the agreement at any time by giving LICR advance written notice. The agreement may also be terminated by LICR in the event of a material breach by us or in the event we become subject to specified bankruptcy or similar circumstances. In any termination we retain our joint ownership right in the jointly owned patent filings.
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
Government Regulation
The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, marketing and sales, among other things, of our therapeutic candidates and future products, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. We expect sotatercept, luspatercept, dalantercept, ACE-083 and ACE-2494 to be regulated by the FDA as biologics and to be reviewed by the Center for Drug Evaluation and Research (CDER) as proteins intended for therapeutic use. Therapeutic candidates require the submission of a Biologics License Application, or BLA, and approval by the FDA prior to being marketed in the U.S. Manufacturers of therapeutic candidates may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.
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
Phase 2 trials usually involve a larger, but still limited, patient population to evaluate preliminarily the efficacy of the drug candidate for specific, targeted indications to determine dosage tolerance and optimal dosage and to identify possible short-term adverse effects and safety risks.
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
The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the drug candidate for a proposed indication. Under the Prescription Drug User Fee Act, as re-authorized most recently in July 2012, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The fee for review of an application that requires clinical data, such as a BLA, for the one year period ending September 30, 2016, is approximately $2.4 million, subject to certain limited deferrals, waivers, and reductions that may be available. The fees typically increase each year. Each BLA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the BLA is found complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA's established goal is to review 90% of priority BLA applications within six months after the application is accepted for filing and 90% of standard BLA applications within 10 months of the acceptance date, whereupon a review decision is to be made. The FDA, however, may not approve a drug candidate within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but a "complete response letter" that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facility or facilities at which the product is manufactured and will not approve the product unless the facility complies with cGMPs. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can extend the review process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or

otherwise limit the scope of any approval. The FDA must approve a BLA supplement or a new BLA before a product may be marketed for other uses or before certain manufacturing or other changes may be made. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our therapeutic candidates under development.
As part of the Patient Protection and Affordable Care Act of 2010, under the subtitle of Biologics Price Competition and Innovation Act of 2009, or the BPCI, a statutory pathway has been created for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, earlier biological products licensed under the Public Health Service Act. Also under the BPCI, innovator manufacturers of original reference biological products are granted 12 years of exclusivity before biosimilars can be approved for marketing in the United States. The objectives of the BPCI are conceptually similar to those of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the "Hatch-Waxman Act", which established abbreviated pathways for the approval of drug products. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA and is currently being developed. In late 2010, the FDA held a hearing to receive comments from a broad group of stakeholders regarding the implementation of the BPCI. Since that hearing in 2010, the FDA, in February 2012 and February 2013, has issued several draft guidances for industry related to the BPCI, addressing scientific, quality and procedural issues relevant to an abbreviated application for a biosimilar product. The approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.
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
Orphan Drug Act
The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. Orphan drug designation must be requested before submitting a BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the holder of the approval is entitled to a seven-year exclusive marketing period in the United States for that product except in very limited circumstances. For example, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug. Luspatercept has orphan drug designation in the United States for the treatment of beta-thalassemia and for the treatment of MDS.
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
In the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law in July 2012, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. In May 2014, the FDA published a Guidance for Industry entitled, "Expedited Programs for Serious Conditions—Drugs and Biologics" which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new drugs as well as threshold criteria generally applicable to concluding that a drug is a candidate for these expedited development and review programs. In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA also provided guidance on a new program for Breakthrough Therapy designation. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to an IND. FDA has already granted this designation to over 100 new drugs and has approved more than 25 Breakthrough Therapy designated drugs.
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
Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for a drug product to be covered and paid for by certain federal agencies and for coverage under Medicaid, Medicare Part B and the PHS pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended to not exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the "federal ceiling price") and may be subject to an additional discount if pricing increases more than inflation.
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
Manufacturing
We currently manufacture drug substance for our preclinical studies, Phase 1 clinical trials and Phase 2 clinical trials of luspatercept, dalantercept, ACE-083 and ACE-2494. We manufacture material compliant to U.S. and European cGMP at our 12,000 square foot multi-product facility located at our corporate headquarters in Cambridge, Massachusetts. We have the capabilities to manufacture receptor fusion proteins, monoclonal antibodies, and other therapeutic candidates.
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
Approximately 22 full time employees focus on our process development and manufacturing activities. We believe that our strategic investment in manufacturing capabilities allows us to advance our therapeutic candidates at a more rapid pace and provides us with more portfolio flexibility than if we used a contract manufacturer. The facility produces drug substance in a cost-effective manner while allowing us to retain control over the process and provides an ability to balance the requirements of multiple programs and avoid costly commitments of funds before clinical data are available.
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

Employees
As of December 31, 2015, we had 102 full-time employees, 76 of whom are involved in research, development or manufacturing, and 27 of whom have Ph.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
Corporate Information
We were incorporated in the state of Delaware in June 2003 as Phoenix Pharma, Inc., and we subsequently changed our name to Acceleron Pharma Inc. and commenced operations in February 2004. Our principal executive offices are located at 128 Sidney Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 649-9200. Our Internet address is www.acceleronpharma.com. The contents of our website are not part of this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

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
We have incurred net losses during most fiscal periods since our inception. As of December 31, 2015, we had an accumulated deficit of $307.5 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities.
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
As of December 31, 2015, our cash, cash equivalents and investments were $136.0 million. We believe that we will continue to expend substantial resources for the foreseeable future developing dalantercept, ACE-083 and new therapeutic candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates.
Celgene pays development, manufacturing and commercialization and certain patent costs for sotatercept and luspatercept. Other than those costs, our future capital requirements depend on many factors, particularly in connection with the development of our other therapeutic candidates including dalantercept and ACE-083:

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
Based on our current operating plan, we believe that our current cash, cash equivalents and investments, together with the net proceeds we received from our follow-on public offering in January 2016 and receipt of anticipated milestone payments, will be sufficient to fund our projected operating requirements into the second half of 2019. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our therapeutic candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our therapeutic candidates.
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
We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include:

•	delays by us or our current or future partners in reaching a consensus with regulatory agencies on trial design;

•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in clinical trials;

•	imposition of a clinical hold by regulatory agencies for any reason, including safety or manufacturing concerns or after an inspection of clinical operations or trial sites;

•	failure by CROs, other third parties or us or our current or future partners to adhere to clinical trial requirements;

•	failure to perform in accordance with the FDA's good clinical practices, or GCP, or applicable regulatory guidelines in other countries;

•	delays in the testing, validation, manufacturing and delivery of the therapeutic candidates to the clinical sites;

•	delays caused by patients not completing participation in a trial or not returning for post-treatment follow-up;

•	clinical trial sites or patients dropping out of a trial;

•	occurrence of serious adverse events in clinical trials that are associated with the therapeutic candidates that are viewed to outweigh its potential benefits; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
Delays, including delays caused by the above factors, can be costly and could negatively affect our or Celgene's ability to complete a clinical trial. If we or Celgene are not able to successfully complete clinical trials, we will not be able to obtain regulatory approval and will not be able to commercialize our therapeutic candidates.
There is a high risk of clinical failure at any stage of clinical development, and we may never succeed in developing marketable products or generating product revenue.
Our encouraging preclinical and clinical results to date for sotatercept, luspatercept, dalantercept and ACE-083 are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later and larger clinical trials or in clinical trials for different indications. If the results of our or our current or future partners' ongoing or future clinical trials are inconclusive with respect to the efficacy of our therapeutic candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our therapeutic candidates, we or our partner may be prevented or delayed in obtaining marketing approval for our therapeutic candidates. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay or prevent regulatory approval. Alternatively, even if we or our partners obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our partners may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy.
If we or our current or future partners fail to obtain regulatory approval in jurisdictions outside the United States, we and they will not be able to market our products in those jurisdictions.
We and our current or future partners intend to market our therapeutic candidates, if approved, in international markets. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country-to-country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a therapeutic candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We or our current or future partners may not obtain foreign regulatory approvals on a timely basis, if at all. We or our partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.
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
Even if we or our current or future partners receive regulatory approval for our therapeutic candidates, such products will be subject to ongoing regulatory review, which may result in significant additional expense. Additionally, our therapeutic candidates, if approved, could be subject to labeling and other restrictions, and we or our current or future partners may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we or our current or future partners receive for our therapeutic candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. In addition, if the FDA approves any of our therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, and GCP, for any clinical trials that we or our partners conduct post-approval.
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
A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.
In the United States, luspatercept received Fast Track designation for the treatment of anemia in patients with lower-risk myelodysplastic syndromes, or MDS, for the treatment of patients with transfusion-dependent beta-thalassemia, and for the treatment of patients with non-transfusion-dependent beta-thalassemia. The FDA grants Fast Track designation to therapies that are considered capable of addressing unmet medical needs and possess the potential to treat serious or life-threatening disease conditions in order to facilitate its development and expedite the review procedure. The FDA has broad discretion in granting Fast Track designation, so even if we believe that a particular product candidate is eligible for such designation, the FDA could decide not to grant it. Even though luspatercept has received Fast Track designation for multiple indications, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.
The Phase 3 MEDALIST and BELIEVE clinical trials may be delayed, suspended or terminated, or may not lead to marketing approval.
In December 2015, Celgene initiated two Phase 3 clinical trials with luspatercept for the treatment of patients with lower risk MDS, the "MEDALIST" trial, or beta-thalassemia, the "BELIEVE" trial. These trials may not be successful and the delay or failure of either one of these clinical trials will materially harm our business. Celgene may experience delays in the conduct of these clinical trials, including delays related to clinical trial site initiation, patient enrollment, patients withdrawing from the trial, or drug supply. If patients experience adverse events while in these or other clinical trials with luspatercept, then one or both of the MEDALIST or BELIEVE trials may be delayed, suspended or terminated. Celgene may not achieve the primary endpoint for one or both trials, or may not achieve one or more secondary endpoints. Data from our luspatercept Phase 2 trials may not be predictive of results obtained in the MEDALIST or BELIEVE trials. Even if the primary endpoint is achieved, one or more health authorities may not approve luspatercept for the desired indication. The MEDALIST and BELIEVE trials were designed with input from health authorities in many different countries, but this guidance is not binding on these regulators, and it may be necessary to conduct one or more additional clinical trials in order to achieve marketing authorization in one or more regulatory jurisdictions. Guidance that we or Celgene receive from the FDA or foreign regulators regarding the design or conduct of the MEDALIST or BELIEVE clinical trials is not necessarily indicative of what these regulators will eventually require from us or Celgene to obtain regulatory approval of luspatercept in these indications. Any regulatory approvals that we or Celgene receive for luspatercept may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy.
If we or any of our current or future partners violate the guidelines pertaining to promotion and advertising of any of our therapeutic candidates, if approved, we or they may be subject to disciplinary action by the FDA's Office of Prescription Drug Promotion (OPDP) or other regulatory authorities.
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

Risks Related to Our Reliance on Third Parties
We are dependent on Celgene for the successful development and commercialization of sotatercept and our most advanced therapeutic candidate, luspatercept. If Celgene does not devote sufficient resources to the development of these candidates, discontinues development of these candidates, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.
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
Celgene is obligated to use commercially reasonable efforts to develop and commercialize sotatercept and luspatercept. Celgene may determine that it is commercially reasonable to develop and commercialize only luspatercept or sotatercept and discontinue the development or commercialization of the other therapeutic candidate, or Celgene may determine that it is not commercially reasonable to continue development of one or both of sotatercept and luspatercept. For example, Celgene may elect not to undertake the development of sotatercept for the treatment of pre-dialysis patients. This may occur for many reasons, including internal business reasons or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data available to date, the FDA may impose requirements on the clinical trial program that render such a program commercially nonviable. In the event of any such decision, we would be unable to progress sotatercept for this or other indications ourselves. In addition, under our collaboration agreements, once Celgene takes over development activities of a therapeutic candidate, it may determine the development plan and activities for that therapeutic candidate. We may disagree with Celgene about the development strategy it employs, but we will have no rights to impose our development strategy on Celgene. Similarly, Celgene may decide to seek regulatory approval for, and limit commercialization of, either or both of sotatercept and luspatercept to narrower indications than we would pursue. We would be prevented from developing or commercializing a candidate in an indication that Celgene has chosen not to pursue. More broadly, if Celgene elects to discontinue the development of both sotatercept and luspatercept, we may be unable to advance the products ourselves.
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

•
Celgene may develop and commercialize, either alone or with others, products that are similar to or competitive with the therapeutic candidates that are the subject of its partnerships with us. For example, Celgene is currently commercializing and/or developing certain of its existing products, lenalidomide and azacitidine, for certain MDS patients for which luspatercept is also being developed.

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

We currently have limited marketing, sales and distribution experience and capabilities and will be dependent upon Celgene to commercialize luspatercept and sotatercept outside the United States.
We and Celgene share the obligations to commercialize luspatercept and sotatercept in the United States and we are solely dependent on Celgene to commercialize luspatercept and sotatercept outside of the United States. As a company without any commercial products, we have very limited marketing, sales and distribution experience and capabilities in the United States. To successfully commercialize luspatercept and sotatercept in the United States, we will need to establish adequate marketing, sales and distribution capabilities. Failure to establish these capabilities, whether due to insufficient resources or some other cause, will limit or potentially halt our ability to successfully commercialize any therapeutic candidates, and will adversely affect our financial results. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing, sales and distribution operations.
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
We intend to rely on third-party manufacturers to make our therapeutic candidates, and any failure by a third-party manufacturer may delay or impair our ability to complete clinical trials or commercialize our therapeutic candidates.
Manufacturing biologic drugs is complicated and is tightly regulated by the FDA, the European Medicines Agency, or EMA, and comparable regulatory authorities around the world. We currently manufacture drug substance for our preclinical studies, Phase 1 clinical trials and Phase 2 clinical trials of luspatercept, dalantercept, ACE-083 and ACE-2494. For Phase 3 and commercial supply of our products that we have not partnered, we expect to use contract manufacturing organizations. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for therapeutic candidates is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms.

In addition, we contract with fill & finishing providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our contractors' ability to operate or lead to delays in our clinical development programs. We believe that our current fill & finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that a lack of compliance exists. In addition, any delay in contracting for fill & finish services, or failure of the contract manufacturer to perform the services as needed, may delay clinical trials, registration and launches. Any such issues may have a substantial negative effect on our business.
For sotatercept and our most advanced therapeutic candidate, luspatercept, we rely on our collaboration partner Celgene to produce, or contract for the production of, bulk drug substance and finished drug product for late stage clinical trials and for commercial supplies of any approved candidates. Any failure by Celgene or by third-parties with which Celgene contracts may delay or impair the ability to complete late stage clinical trials or commercialize either or both of sotatercept and luspatercept, if approved.
Celgene is now responsible for manufacturing sotatercept and luspatercept for future late-stage clinical trials. Celgene generally does not perform the manufacture of the drug substance or drug product for either sotatercept or luspatercept itself. Celgene has used and may continue to use contract manufacturers for the manufacture of drug substance and drug product for sotatercept and we have no expectation that Celgene plans to perform the manufacture of bulk drug substance or drug product for either sotatercept or luspatercept in the future. However, Celgene would have the right to manufacture sotatercept or luspatercept, itself or through the use of contract manufacturers. We understand that they have entered into manufacturing arrangements for clinical and commercial supplies of sotatercept and luspatercept bulk drug substance with contract manufacturers with considerable biotherapeutics manufacturing experience, including manufacturing monoclonal antibodies through processes similar to those used for sotatercept. If any of these manufacturers is unwilling or unable to manufacture sufficient quantities of sotatercept and/or luspatercept to meet clinical or commercial demand, either for technical or business reasons, the development and commercialization of sotatercept and/or luspatercept may be delayed.
We may not be successful in establishing and maintaining additional strategic partnerships, which could adversely affect our ability to develop and commercialize products, negatively impacting our operating results.
In addition to our current collaborations with Celgene, part of our strategy is to evaluate and enter into additional partnerships in the future for our other product candidates when strategically attractive, including potentially with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners for our therapeutic candidates, and the negotiation process is time-consuming and complex. In order for us to successfully partner our therapeutic candidates, potential partners must view these therapeutic candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a therapeutic candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic partnership agreements related to our other therapeutic candidates could delay the development and commercialization of these therapeutic candidates and reduce their competitiveness even if they reach the market.
If we fail to establish and maintain additional strategic partnerships related to dalantercept, ACE-083 or other therapeutic candidates, we will bear all of the risk and costs related to the development of any such therapeutic candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise for which we have not budgeted. This could negatively affect the development of any unpartnered therapeutic candidate.

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
If patent applications we hold or have in-licensed with respect to our platform or therapeutic candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our therapeutic candidates, it could dissuade companies from collaborating with us. Several patent applications covering our therapeutic candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any therapeutic candidate that we or our current or future partners may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a therapeutic candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by the USPTO or a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent and the protection it affords is limited. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a therapeutic candidate under patent protection could be reduced. Even if patents covering our therapeutic candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar products.
Any loss of patent protection could have a material adverse impact on our business. We and our current or future partners may be unable to prevent competitors from entering the market with a product that is similar to or the same as our therapeutic candidates. In addition, the royalty we would receive under our collaboration agreements with Celgene for sotatercept and luspatercept would be reduced by 50% if such product ceases to be covered by a valid claim of our patents even if no competitor with a similar product has entered the market.
Third-party claims of intellectual property infringement or misappropriation may prevent or delay our development and commercialization efforts.
Our commercial success depends in part on us and our current or future partners not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we and our current or future partners are developing and may develop our therapeutic candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our therapeutic candidates may be subject to claims of infringement of the patent rights of third parties.
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
Risks Related to Development and Commercialization of Our Therapeutic Candidates
Our future commercial success depends upon attaining significant market acceptance of our therapeutic candidates, if approved, among physicians, patients, healthcare payers and acceptance by the operators of major medical providers.

Even if we or our current or future partners obtain regulatory approval for sotatercept, luspatercept, dalantercept, ACE-083 or any other therapeutic candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

•	the efficacy and safety of the product, as demonstrated in clinical trials;

•	the clinical indications for which the product is approved and the label approved by regulatory authorities for use with the product, including any warnings that may be required on the label;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	decisions by healthcare organizations to utilize the product;

•	the cost, safety and efficacy of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third party payers and government authorities;

•	the continued projected growth of drug markets in our various indications;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our and our current or future partners' sales and marketing efforts.
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
Obtaining coverage and reimbursement approval for a product from a government or other third party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payer. We or our current or future partners may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our therapeutic candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In addition in the United States, third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

Price controls and price pressure may be imposed in foreign and U.S. markets, which may adversely affect our future profitability.
In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our current or future partners may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payers or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.
Recent and future healthcare reform legislation and other changes in the healthcare industry and in healthcare spending may adversely affect our business model.
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
There are products currently approved to treat patients with MDS, including iron chelation therapy, immunomodulators and various chemotherapeutic agents. In addition, erythropoiesis stimulating agents and red blood cell transfusions are extensively used to treat anemia in MDS. Luspatercept or sotatercept, if approved, will compete with these therapies. In addition, one or more products not currently approved for the treatment of anemia in MDS may in the future be granted marketing approval for the treatment of anemia in MDS or other conditions for which luspatercept or sotatercept might be approved, including Aranesp®, being developed by Amgen, which is in Phase 3 trials. While there are currently no drug products approved for the treatment of anemia in beta-thalassemia, red blood cell transfusions are extensively used and luspatercept, if approved, would compete with this therapy. Further, the future approval, in one or more regions, of a biosimilar product to one of our products could create substantial competition and have a material impact on our business. In addition, the success of gene and/or cell therapy in beta-thalassemia patients could materially reduce the potential patient population for luspatercept, especially in transfusion dependent patients.

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
While we anticipate that dalantercept, if approved for the treatment of cancer, would likely be approved in combination with certain VEGF pathway inhibitors that are currently approved for the treatment of various cancer types, dalantercept would compete with other products, including other angiogenesis inhibitors as well as immuno-oncology agents, approved for the treatment of these cancers.
If ACE-083 is approved for the treatment of neuromuscular disorders or other diseases characterized by a loss of muscle function, it could compete with a variety of other approaches to treating neuromuscular disorders or muscle loss that are currently in clinical trials, including, among others, a monoclonal antibody targeting the activin receptor type IIB, bimagrumab, being studied by Novartis to treat pathological muscle loss and weakness, and various myostatin monoclonal antibodies being studied to treat disuse muscle atrophy, cancer-related cachexia, and sarcopenia. We intend to conduct our first phase 2 trial of ACE-083 in patients with facioscapulohumeral muscular dystrophy, or FSHD. We are aware of competitors also developing products to treat this disease, including aTyr Pharma. If competitive products prove to be superior to ACE-083, our business may be harmed. (See "Competition").
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
Undesirable side effects caused by our therapeutic candidates could cause us, Celgene or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. We and Celgene are currently conducting a number of clinical trials for our clinical stage therapeutic candidates. Serious adverse events deemed to be caused by our therapeutic candidates could have a material adverse effect on the development of our therapeutic candidates and our business as a whole. For a more complete description of the safety profile for our therapeutic candidates, see the description of each of our therapeutic candidates in the "Business" section of this Annual Report on Form 10-K.
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

We or our current or future partners may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our therapeutic candidates, including:

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

If we or our current or future partners are required to conduct additional clinical trials or other testing of our therapeutic candidates beyond those that we currently contemplate, if we or our current or future partners are unable to successfully complete clinical trials of our therapeutic candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if we or others identify undesirable side effects caused by our therapeutic candidates either before or after receipt of marketing approval, then a number of potentially significant negative consequences could result, including that we or our current or future partners may:

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

Product development costs will also increase if we or our current or future partners experience delays in testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our therapeutic candidates, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize our therapeutic candidates, any of which may harm our business and results of operations.
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
Our Phase 2 clinical trial results for luspatercept are not necessarily indicative or predictive of the results of Celgene's Phase 3 clinical trials. It is impossible to predict when or if any of our therapeutic candidates will prove safe or effective in humans or receive regulatory approval. These therapeutic candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-to-mid-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.
We manufacture ACE-083, ACE-2494 and earlier stage luspatercept at our manufacturing facility. If our manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected.
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
Our expanded research activities may not identify new therapeutic candidates, and we may not be successful in developing any new therapeutic candidates that are identified.
        Discovery and development of new therapeutic candidates is an unpredictable activity. We may not succeed in identifying new therapeutic candidates, and if we are unable to do so, our pipeline of clinical stage therapeutic candidates will be reduced in size, potentially harming our business. Our discovery efforts are primarily focused on IntelliTrap™ therapeutic candidates and antibodies. We have not previously manufactured or developed antibodies or IntelliTrap™ proteins, and we may not be successful at doing so. We may be unable to manufacture these candidate therapeutics, these candidate therapeutics may show unacceptable toxicity or pharmacokinetic properties, or these therapeutic candidates may not be safe or effective in clinical trials.

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
We may encounter difficulties in managing our organizational changes and successfully adjusting our operations.
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
We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, distribution, storage, handling, treatment and disposal of materials that we use in our manufacturing process. Although we believe our safety procedures for handling and disposing of these materials and waste products comply with these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials. In the event of contamination or injury, or failure to comply with environmental, occupational health and safety and export control laws and regulations, we could be held liable for any resulting damages and any such liability could exceed our assets and resources. We are uninsured for third-party contamination injury.
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

We continue to incur significant costs as a result of operating as a public company and complying with the Sarbanes-Oxley Act, especially now that we are a large accelerated filer and are no longer an ""emerging growth company,"" and our management continues to be required to devote substantial time to compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of NASDAQ have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, because we are no longer an emerging growth company under the JOBS Act, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a three-year period following the time that this stockholder becomes an interested stockholder, unless the business combination is approved in a prescribed manner. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures and efforts by stockholders to change the direction or management of the company may be unsuccessful.
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
Sales of our common stock by our employees, including our executive officers, could cause our stock price to fall or prevent it from increasing for numerous reasons, and sales by such persons could be viewed negatively by other investors.
In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions, a number of our employees, including executive officers, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing. If sales by employees, executive officers or directors cause a substantial number of shares of our common stock to become available for purchase in the public market, the price of our common stock could fall or may not increase. Also, sales by such persons could be viewed negatively by holders and potential purchasers of our common stock. If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
If securities analysts do not publish research or reports about our business or if they publish negative, or inaccurate, evaluations of our stock, the price of our stock and trading volume could decline.
The trading market for our common stock may be impacted, in part, by the research and reports that securities or industry analysts publish about us or our business. There can be no assurance that analysts will cover us, continue to cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price may decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our corporate, research and development, manufacturing, and clinical trial operations are located in Cambridge, Massachusetts. We lease approximately 88,000 square feet of office and laboratory space in three adjacent buildings with aggregate monthly rent expense of approximately $0.3 million, which will increase to approximately $0.4 million in April 2016. Two of our leases expire in September 2018 and one lease expires in March 2021.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Stockholders
Our common stock has been listed on The NASDAQ Global Market under the symbol "XLRN" since September 19, 2013. Prior to that, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

	Common Stock Price
	2015		2014
	High	Low	High	Low
First Quarter	$43.00	$35.11	$57.89	$33.81
Second Quarter	$37.90	$26.94	$42.24	$28.53
Third Quarter	$36.31	$20.00	$35.00	$23.61
Fourth Quarter	$50.86	$21.93	$48.50	$27.64
_______________________________________________________________________________
As of January 31, 2016, there were approximately 105 holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from September 19, 2013 through December 31, 2015 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.
COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN(1)(2)
Among Acceleron Pharma Inc., the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index

_______________________________________________________________________________

(1)
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Acceleron Pharma Inc. under the Securities Act of 1933, as amended.

(2)	$100 invested on September 19, 2013 in stock, or on August 31, 2013 in each index, including reinvestment of dividends.
Recent Sales of Unregistered Securities
None.
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
The selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 from audited financial statements which are not included in this Annual Report on Form 10-K.

Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue:
Collaboration revenue:
License and milestone	$1,184	$1,673	$43,948	$9,696	$74,406
Cost-sharing, net	16,913	12,959	13,282	5,558	4,760
Contract manufacturing	—	—	—	—	1,745
Total revenue	18,097	14,632	57,230	15,254	80,911
Costs and expenses:
Research and development	58,404	50,897	36,051	35,319	32,713
Litigation Settlement	—	5,000	—	—	—
General and administrative	20,572	14,199	14,227	8,824	8,142
Cost of contract manufacturing revenue	—	—	—	—	1,500
Total costs and expenses	78,976	70,096	50,278	44,143	42,355
(Loss) income from operations	(60,879)	(55,464)	6,952	(28,889)	38,556
Total other (expense) income, net	(3,015)	4,205	(28,850)	(3,693)	(2,290)
Net (loss) income	$(63,894)	$(51,259)	$(21,898)	$(32,582)	$36,266
Net (loss) income per share applicable to common stockholders(1)
Basic	$(1.92)	$(1.63)	$(4.15)	$(24.84)	$0.80
Diluted	$(1.92)	$(1.63)	$(4.15)	$(24.84)	$0.78
Weighted-average number of common shares used in computing net (loss) income per share applicable to common stockholders
Basic	33,303	31,515	9,407	2,401	2,328
Diluted	33,303	31,515	9,407	2,401	2,716

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,783	$176,460	$113,163	$39,611	$65,037
Short and long-term investments	108,198	—	—	—	—
Total assets	146,337	186,296	123,732	49,212	73,789
Total current liabilities	14,491	9,253	18,162	38,802	23,853
Long-term deferred revenue	4,239	4,816	5,620	6,760	33,350
Long-term deferred rent	1,157	1,818	2,337	2,837	3,335
Long-term notes payable	—	—	9,048	16,525	—
Warrants to purchase redeemable convertible preferred stock	—	—	—	1,422	1,046
Warrants to purchase common stock	17,187	14,124	30,753	5,229	3,347
Redeemable convertible preferred stock	—	—	—	268,610	241,549
Total stockholder's equity (deficit)	109,263	156,285	57,812	(290,973)	(232,691)
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
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic candidates that are based on the mechanisms that the human body uses to regulate the growth and repair of its cells and tissues. Our research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta, or TGF-beta, protein superfamily. We are a leading company in discovering and developing therapeutic candidates that regulate cellular growth and repair. By combining our discovery and development expertise, including our proprietary knowledge of the TGF-beta superfamily, and our internal protein engineering and manufacturing capabilities, we have built a highly productive discovery and development platform that has generated innovative therapeutic candidates with novel mechanisms of action. These differentiated therapeutic candidates have the potential to significantly improve clinical outcomes for patients across many fields of medicine, and we have focused our discovery and development efforts on treatments for cancer and rare diseases.
We have four internally discovered therapeutic candidates that are currently in clinical trials: luspatercept, sotatercept, dalantercept and ACE-083.
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is designed to promote red blood cell production through a novel mechanism, and we are developing luspatercept with Celgene to treat anemia and associated complications in myelodysplastic syndromes (MDS) and beta-thalassemia. In 2015, Celgene initiated two Phase 3 clinical trials for luspatercept for the treatment of MDS and beta-thalassemia. We and Celgene are developing sotatercept to treat patients with chronic kidney disease. Sotatercept has the potential to treat several complications of chronic kidney disease including mineral-bone disorder, vascular calcification and anemia. Celgene is responsible for paying 100% of the development costs for all clinical trials for luspatercept and sotatercept, including our ongoing earlier stage clinical trials for these therapeutic candidates. We may receive up to an additional $560.0 million of potential development, regulatory and commercial milestone payments and, if these therapeutic candidates are commercialized, we will receive a royalty on net sales in the low-to-mid 20% range. We will co-promote luspatercept and sotatercept, if approved, in North America for which our commercialization costs will be entirely funded by Celgene.
We wholly own dalantercept and ACE-083, and we are independently developing these therapeutic candidates. We are currently evaluating dalantercept in a Phase 2 clinical trial for the treatment of patients with renal cell carcinoma. ACE-083 is designed for the treatment of focal muscle disorders, such as facioscapulohumeral dystrophy, and we are currently conducting a Phase 1 clinical trial with ACE-083 in healthy volunteers. In 2015, we reported data from the Phase 1 clinical trial of ACE-083 showing marked increases in the volume of muscles treated with ACE-083.
In addition to our clinical programs, we are conducting research to identify new therapeutic candidates to bring forward into clinical trials. To this end, in 2015 we implemented a new platform technology, IntelliTrap™, that is accelerating our discovery efforts. We have nominated an IntelliTrap™ molecule, ACE-2494, as a candidate for clinical development and will initiate IND-enabling activities in 2016. ACE-2494 is designed to treat systemic muscle disorders.
As of December 31, 2015, our operations have been funded primarily by $105.1 million in equity investments from venture investors, $219.3 million from public investors, $64.2 million in equity investments from our collaboration partners and $233.5 million in upfront payments, milestones, and net research and development payments from our collaboration partners. We estimate that we have spent approximately $145.4 million on research and development for the three year period from 2013 through 2015.
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
From inception through December 31, 2015, we have incurred $396.5 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of sotatercept, luspatercept, dalantercept and ACE-083. As of January 1, 2013, expenses associated with sotatercept and luspatercept are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. Of the Phase 2 clinical trials that are underway for sotatercept, luspatercept and dalantercept, we are expensing the costs of seven clinical trials of luspatercept and dalantercept, of which the four for luspatercept are reimbursed by Celgene. We are also expensing the costs of a Phase 1 clinical trial for ACE-083.

We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for sotatercept, luspatercept, dalantercept, ACE-031 (for which development was suspended in April 2013) and ACE-083 (for which development commenced in the fourth quarter of 2013) during the years ended December 31, 2015, 2014 and 2013, are as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
Sotatercept(1)	$—	$—	$2
Luspatercept(1)	9,744	7,944	5,081
Dalantercept	8,864	7,526	4,636
ACE-083	3,293	5,111	105
ACE-031(2)	3	8	1,023
Total direct research and development expenses	21,904	20,589	10,847
Other expenses(3)	36,500	30,308	25,204
Total research and development expenses	$58,404	$50,897	$36,051
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
Stock-Based Compensation
We account for our stock-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires all stock-based payments to employees, including grants of employee stock options, modifications to existing stock options, and restricted stock unit awards, to be recognized in the statements of operations and comprehensive income (loss) based on their fair values. We recognize the compensation cost of awards subject to service-based vesting conditions over the requisite service period, which is generally equal to the vesting term. For awards subject to both performance and service-based vesting conditions, we recognize compensation cost using an accelerated recognition method when it is probable that the performance condition will be achieved. If achievement of the performance condition is not probable, but the award will vest based on the service condition, we recognize the expense over the requisite service period. We account for stock-based awards to non-employees using the fair value method. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms and stock-based compensation cost is recognized using an accelerated recognition method.
We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (1) the expected volatility of our stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of a public market for our common stock prior to the completion of our initial public offering in September 2013, and resulting lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with characteristics that we believe are comparable to ours, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period as the calculated expected term of our stock-based awards. During 2015 we began to estimate our volatility by using a blend of our stock price history, for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.
We also estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from estimates. We use historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest. For the years ended December 31, 2015, 2014 and 2013, respectively, the Company applied an estimated forfeiture rate of approximately 4%.
Stock-based compensation totaled approximately $12.1 million, $4.8 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect the impact of our stock-based compensation expense for stock-based awards granted to employees and non-employees to grow in future periods due to the potential increases in the value of our common stock and headcount.

Warrants to Purchase Preferred Stock and Common Stock
As of December 31, 2015, we had warrants outstanding to purchase 398,011 shares of common stock, of which warrants to purchase 392,805 shares of our common stock contain a provision requiring an adjustment to the number of shares in the event we issue common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The anti-dilution feature requires the warrants to be classified as liabilities and measured at fair value, with changes in fair value recognized as a component of other income (expense). The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants to purchase common stock classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates including December 31, 2015, 2014 and 2013, due to the warrants being deeply in the money, the Black-Scholes option pricing model was used. At each reporting period the company evaluates the best valuation methodology. Any modifications to the warrant liabilities are recorded in earnings during the period of the modification. The significant assumptions used in estimating the fair value of our warrant liabilities include the exercise price, volatility of the stock underlying the warrant, risk-free interest rate, estimated fair value of the stock underlying the warrant, and the estimated life of the warrant. The common stock warrant liability was $17.2 million, $14.1 million and $30.8 million as of December 31, 2015, 2014 and 2013, respectively. At the end of each reporting period, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an increase (decrease) in fair value of $3.5 million, $(5.0) million and $26.9 million, respectively, which was recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013. The changes in value of the warrant liability were primarily due to fluctuations in the market price of our common stock.
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
Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2015	2014
Revenue:
Collaboration revenue:
License and milestone	$1,184	$1,673	$(489)
Cost-sharing, net	16,913	12,959	3,954
Total revenue	18,097	14,632	3,465
Costs and expenses:
Research and development	58,404	50,897	7,507
Litigation settlement	—	5,000	(5,000)
General and administrative	20,572	14,199	6,373
Total costs and expenses	78,976	70,096	8,880
(Loss) income from operations	(60,879)	(55,464)	(5,415)
Other (expense) income, net	(3,015)	4,205	(7,220)
Net loss	$(63,894)	$(51,259)	$(12,635)

Revenue.    We recognized revenue of $18.1 million in the year ended December 31, 2015, compared to $14.6 million in year ended December 31, 2014. All of the revenue in both periods was derived from the Celgene agreements. This $3.5 million increase was primarily due to higher cost sharing revenue of $4.0 million caused by higher expenses for luspatercept clinical trials and manufacturing bulk drug substance during 2015, offset by a decrease in Celgene deferred revenue of $0.5 million during 2015 as we complete our deliverables under the collaboration agreement.
Research and Development Expenses.    Research and development expenses were $58.4 million in the year ended December 31, 2015, compared to $50.9 million in the year ended December 31, 2014. This $7.5 million increase was primarily due to increases in personnel expenses of $3.2 million, including an increase of $2.8 million in stock compensation expense, an increase in clinical and toxicology expenses totaling $1.3 million and an increase of $2.5 million in miscellaneous expenses primarily for drug supply and outsourced research.
Litigation Settlement. Litigation settlements in the year ended December 31, 2015 were zero compared to $5.0 million in the same period in 2014. This decrease was due to the settlement of litigation with the Salk Institute in July 2014.
General and Administrative Expenses.    General and administrative expenses were $20.6 million in the year ended December 31, 2015, compared to $14.2 million in the year ended December 31, 2014. The $6.4 million increase was primarily due to an increase in personnel expenses, including an increase in stock compensation expense of $4.5 million.
Other (Expense) Income, Net.    Other expense, net was $3.0 million in the year ended December 31, 2015, compared to $4.2 million of income in the year ended December 31, 2014. This $7.2 million increase was primarily due to an $8.6 million increase in the effect of marking the common stock warrant liability to market in each period, offset by a $0.9 million decrease in interest expense from retiring the outstanding long term debt in March 2014 and an increase in interest income of $0.4 million.
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
Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of December 31, 2015, we had an accumulated deficit of $307.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of December 31, 2015, our operations have been primarily funded by $105.1 million in equity investments from venture investors prior to the IPO, $219.3 million from public investors, $64.2 million in equity investments from our partners and $233.5 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
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
On January 11, 2016, we completed the sale of 3,750,000 shares of our common stock, at a public offering price of $40.00 per share, resulting in net proceeds to us of approximately $140.4 million, after deducting underwriting discounts and offering expenses.
We entered into a new venture debt facility on June 7, 2012 and, as of December 31, 2013 we had $16.9 million in venture debt outstanding. After an interest-only period, we began paying down principal on the debt facility in July 2013. Interest accrued at a rate of 8.5% per annum and was payable monthly. The debt facility also included a closing fee of $0.2 million and was also subject to an additional deferred payment of $1.2 million which is due at the time of the final payment. We were amortizing the cost over the 42 months of the loan resulting in an effective interest rate of approximately 11.8%. The debt facility was paid off in March 2014.
As of December 31, 2015, we had $136.0 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in bank deposits and money market mutual funds consisting of U.S. government-backed securities.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the years set forth below:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(44,211)	$(53,220)	$(19,650)
Investing activities	(108,971)	(514)	(307)
Financing activities	4,505	117,031	93,509
Net (decrease) increase in cash and cash equivalents	$(148,677)	$63,297	$73,552
Operating Activities.
Net cash used in operating activities was $44.2 million for the year ended December 31, 2015, and consisted primarily of a net loss of $63.9 million adjusted for non-cash items including an increase in fair value of warrants of $3.5 million, stock-based compensation expense of $12.1 million, depreciation and amortization of $1.2 million, and a net increase due to changes in operating assets and liabilities of $3.3 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $1.2 million for the Celgene Collaboration. Other components of the change in operating assets and liabilities include a decrease in deferred rent of $0.5 million and an increase in accrued expenses of $5.0 million.
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
Investing Activities.
Net cash used in investing activities was $109.0 million, $0.5 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The significant increase during 2015 was due to the purchase of investments. During 2014 and 2013 cash used in investing activities consisted of purchases of property and equipment.
Financing Activities.
Net cash provided by financing activities was $4.5 million for the year ended December 31, 2015 and was primarily due to $4.6 million in proceeds received from the employee stock purchase plan, and the exercise of stock options and warrants to purchase common stock.
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
We believe that our existing cash, cash equivalents and investments, including the net proceeds from our January 2016 public offering, will be sufficient to fund our projected operating requirements into the second half of 2019. However, we will require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates.
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
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the achievement of milestones under our agreement with Celgene;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;

•	the number and characteristics of therapeutic candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our therapeutic candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the costs involved in defending and prosecuting litigation regarding in-licensed intellectual property.
Contractual Obligations and Commitments
The following is a summary of our long-term contractual cash obligations as of December 31, 2015.

(in thousands)	Total	2016	2017 through 2018	2019 through 2020	After 2020
Operating lease obligations(1)	$13,971	$4,386	$8,124	$1,296	$165
Total	$13,971	$4,386	$8,124	$1,296	$165
_____________________________________

(1)
We lease office and lab space at 128 Sidney Street and 149 Sidney Street in Cambridge, Massachusetts under noncancelable operating leases that expire in September 2018. We also lease space at 125 Sidney Street under a noncancelable operating lease that expires in March 2021. Our leasehold improvements are being amortized over 2-10 years which represent the shorter of their useful life or remaining lease term.

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

Net Operating Loss (NOL) Carryforwards
We have deferred tax assets of approximately $109.8 million as of December 31, 2015, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards, research and development tax credit carryforwards, and deferred revenue, accruals and other temporary differences. As of December 31, 2015, we had federal NOL carryforwards of approximately $276.1 million and state NOL carryforwards of $229.8 million available to reduce future taxable income, if any. These federal and state NOL carryforwards expire at various times through 2035. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection with our public offerings or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be limited or lost. For additional information about our taxes, see Note 13 to the financial statements in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2015 and December 31, 2014, we had cash, cash equivalents and investments of $136.0 million and $176.5 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
Item 8.    Financial Statements and Supplementary Data
All financial statements and supplementary data required to be filed hereunder are filed as listed under Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by this reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2015, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective.
Management's Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Acceleron Pharma Inc.

We have audited Acceleron Pharma Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Acceleron Pharma Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Acceleron Pharma Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acceleron Pharma Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Acceleron Pharma Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 25, 2016
Item 9B.    Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2016 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2016 Proxy Statement, which we expect to file with the SEC no later than April 30, 2015.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference to our 2016 Proxy Statement.
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated herein by reference to our 2016 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to our 2016 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to our 2016 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to our 2016 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

Page number in this Report
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2015 and 2014	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-7
Notes to Consolidated Financial Statements	F-8

(2)	Financial Statement Schedules.
We are not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits.
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

Acceleron Pharma Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Acceleron Pharma Inc.

We have audited the accompanying consolidated balance sheets of Acceleron Pharma Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acceleron Pharma Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acceleron Pharma Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2016

Acceleron Pharma Inc.
Consolidated Balance Sheets
(amounts in thousands except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$27,783	$176,460
Short-term investments	77,064	—
Collaboration receivables (all amounts are with a related party)	3,628	3,367
Prepaid expenses and other current assets	2,458	2,480
Total current assets	110,933	182,307
Property and equipment, net	3,106	3,087
Long-term investments	31,134	—
Restricted cash	796	902
Other assets	368	—
Total assets	$146,337	$186,296
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$875	$724
Accrued expenses	12,400	6,848
Deferred revenue	555	1,162
Deferred rent	661	519
Total current liabilities	14,491	9,253
Deferred revenue, net of current portion	4,239	4,816
Deferred rent, net of current portion	1,157	1,818
Warrants to purchase common stock	17,187	14,124
Total liabilities	37,074	30,011
Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 33,313,355 and 32,432,025, shares issued and outstanding at December 31, 2015 and 2014, respectively	34	33
Additional paid-in capital	416,926	399,835
Accumulated deficit	(307,477)	(243,583)
Accumulated other comprehensive loss	(220)	—
Total stockholders' equity	109,263	156,285
Total liabilities and stockholders' equity	$146,337	$186,296
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Collaboration revenue:
License and milestone	$1,184	$1,673	$43,948
Cost-sharing, net	16,913	12,959	13,282
Total revenue(1)	18,097	14,632	57,230
Costs and expenses:
Research and development	58,404	50,897	36,051
Litigation settlement	—	5,000	—
General and administrative	20,572	14,199	14,227
Total costs and expenses	78,976	70,096	50,278
(Loss) income from operations	(60,879)	(55,464)	6,952
Other (expense) income:
Other (expense) income, net	(3,527)	5,044	(26,797)
Interest income	512	83	39
Interest expense	—	(922)	(2,092)
Total other (expense) income, net	(3,015)	4,205	(28,850)
Net loss	$(63,894)	$(51,259)	$(21,898)
Other comprehensive loss:
Net unrealized holding (losses) on short-term and long-term investments during the period	$(220)	$—	$—
Comprehensive loss	$(64,114)	$(51,259)	$(21,898)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(63,894)	$(51,259)	$(21,898)
Accretion of dividends, interest, redemption value and issuance costs on redeemable convertible preferred stock	—	—	(19,870)
Gain on extinguishment of redeemable convertible preferred stock	—	—	2,765
Net loss applicable to common stockholders—basic and diluted	$(63,894)	$(51,259)	$(39,003)
Net loss per share applicable to common stockholders-basic and diluted	$(1.92)	$(1.63)	$(4.15)

Weighted-average number of common shares used in computing net loss per share applicable to common stockholders-basic and diluted	33,303	31,515	9,407

___________________________________________________________
(1) Includes related party revenue (Note 15)	$18,097	$14,632	$32,284

See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(amounts in thousands except share and per share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series D-1 Redeemable Convertible Preferred Stock
	Number of Shares	Value	Number of Shares	Value	Number of Shares	Value	Number of Shares	Value	Number of Shares	Value	Number of Shares	Value
December 31, 2012	6,410,976	$66,665	4,204,185	$67,044	2,978,062	$59,909	457,875	$9,387	234,940	$4,325	636,942	$11,864
Accretion of dividends, interest, redemption value and issuance costs related to redeemable convertible preferred stock	—	3,408	—	4,138	—	4,068	—	661	—	487	—	1,273
Repurchase and retirement of redeemable convertible preferred stock	—	—	(139,741)	(2,267)	(21,744)	(445)	—	—	(2,906)	(54)	—	—
Exercise of warrants to purchase convertible preferred stock	46,668	678	—	—	—	—	—	—	—	—	—	—
Exercise of warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—
Compensation expense associated with stock options	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(6,457,644)	(70,751)	(4,064,444)	(68,915)	(2,956,318)	(63,532)	(457,875)	(10,048)	(232,034)	(4,758)	(636,942)	(13,137)
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering and private placement, net of issuance costs of $2,692	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
December 31, 2013	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock net of expenses of $554	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Net exercise of warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock related to ESPP	—	—	—	—	—	—	—	—	—	—	—	—
Net exercise of warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Continued)
(amounts in thousands except share and per share data)

	Series E Redeemable Convertible Preferred Stock		Series F Redeemable Convertible Preferred Stock
					Total Redeemable Convertible Preferred Stock	Common Stock
	Number of Shares	Value	Number of Shares	Value		Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2012	816,060	$13,393	2,426,171	$36,023	$268,610	2,432,155	$3	$—	$(290,976)	$—	$(290,973)
Accretion of dividends, interest, redemption value and issuance costs related to redeemable convertible preferred stock	—	1,802	—	4,033	19,870	—	—	(4,230)	(15,640)	—	(19,870)
Repurchase and retirement of redeemable convertible preferred stock	(13,103)	(224)	(4,825)	(74)	(3,064)	(722)	—	2,773	—	—	2,773
Exercise of warrants to purchase convertible preferred stock	—	—	—	—	678	—	—	—	—	—	—
Exercise of warrants to purchase common stock	—	—	—	—	—	23,735	—	—	—	—	—
Compensation expense associated with stock options	—	—	—	—	—	—	—	2,196	—	—	2,196
Exercise of stock options	—	—	—	—	—	292,802	—	653	—	—	653
Conversion of redeemable convertible preferred stock into common stock	(802,957)	(14,971)	(2,421,346)	(39,982)	(286,094)	18,516,993	19	149,885	136,190	—	286,094
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into warrants to purchase common stock	—	—	—	—	—	—	—	2,012	—	—	2,012
Issuance of common stock in connection with initial public offering and private placement, net of issuance costs of $2,692	—	—	—	—	—	7,083,667	7	96,818	—	—	96,825
Net loss	—	—	—	—	—	—	—	—	(21,898)	—	(21,898)
Balance at December 31, 2013	—	—	—	—	—	28,348,630	29	250,107	(192,324)	—	57,812
Issuance of common stock net of expenses of $554	—	—	—	—	—	2,760,000	3	129,171	—	—	129,174
Stock-based compensation	—	—	—	—	—	—	—	4,778	—	—	4,778
Exercise of stock options	—	—	—	—	—	853,507	1	3,207	—	—	3,208
Net exercise of warrants to purchase common stock	—	—	—	—	—	303,204	—	7,422	—	—	7,422
Exercise of warrants to purchase common stock	—	—	—	—	—	166,684	—	5,150	—	—	5,150
Net loss	—	—	—	—	—	—	—	—	(51,259)	—	(51,259)
Balance at December 31, 2014	—	—	—	—	—	32,432,025	33	399,835	(243,583)	—	156,285
Stock-based compensation	—	—	—	—	—	—	—	12,075	—	—	12,075
Exercise of stock options	—	—	—	—	—	837,361	1	3,962	—	—	3,963
Issuance of common stock related to ESPP	—	—	—	—	—	23,787	—	589	—	—	589
Net exercise of warrants to purchase common stock	—	—	—	—	—	20,182	—	465	—	—	465
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(220)	(220)
Net loss	—	—	—	—	—	—	—	—	(63,894)	—	(63,894)
Balance at December 31, 2015	—	$—	—	$—	$—	33,313,355	$34	$416,926	$(307,477)	$(220)	$109,263
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net loss	$(63,894)	$(51,259)	$(21,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,176	1,118	915
Loss on disposition of property and equipment	34	25	32
Stock-based compensation	12,075	4,778	2,196
Accretion of deferred interest	—	(536)	342
Amortization of deferred debt issuance costs	—	36	186
Change in fair value of warrants	3,528	(5,037)	26,875
Gain on retirement of warrants	—	—	(76)
Forgiveness of related party receivable	—	—	237
Net amortization of premium on investments	(406)	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	7	(255)	(823)
Collaboration receivables	(261)	249	(840)
Related party receivable	—	—	(4)
Accounts payable	151	(161)	(53)
Accrued expenses	4,976	(17)	709
Deferred revenue	(1,184)	(1,673)	(26,949)
Deferred rent	(519)	(499)	(499)
Restricted cash	106	11	—
Net cash used in operating activities	(44,211)	(53,220)	(19,650)
Investing Activities
Purchase of investments	(134,697)	—	—
Proceeds from maturities investments	26,685	—	—
Purchases of property and equipment	(959)	(514)	(307)
Net cash used in investing activities	(108,971)	(514)	(307)
Financing Activities
Proceeds from issuance of common stock from public offering, net of issuance costs	(47)	129,174	86,825
Proceeds from issuance of common stock from private placements	—	—	10,000
Payments of long-term debt	—	(16,331)	(3,669)
Payments made to repurchase redeemable convertible preferred stock, common stock and warrants to purchase common stock	—	—	(300)
Proceeds from issuances of common stock related to employee stock purchase plan	589	—	—
Proceeds from exercise of stock options and warrants to purchase common stock	3,963	4,188	653
Net cash provided by financing activities	4,505	117,031	93,509
Net (decrease) increase in cash and cash equivalents	(148,677)	63,297	73,552
Cash and cash equivalents at beginning of year	176,460	113,163	39,611
Cash and cash equivalents at end of year	$27,783	$176,460	$113,163
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$1,574	$1,657
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of dividends, interest, redemption value, and issuance costs on preferred stock	$—	$—	$19,870
Conversion of preferred stock into common stock	$—	$—	$286,094
Conversion of preferred stock warrants into common stock warrants	$—	$—	$2,012
Reclassification of warrant liability to additional paid-in capital	$465	$11,592	$678
Capitalized follow-on public offering costs included in accrued expenses	$306	$—	$74
Purchase of property and equipment included in accounts payable and accrued expenses	$270	$11	$297
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

1. Nature of Business
Acceleron Pharma Inc. (Acceleron or the Company) is a Cambridge, Massachusetts-based biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic candidates that are based on the mechanisms that the human body uses to regulate the growth and repair of its cells and tissues. The Company's research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta (TGF-beta) protein superfamily. By combining its discovery and development expertise, including its proprietary knowledge of the TGF-beta superfamily, and its internal protein engineering and manufacturing capabilities, the Company has built a highly productive discovery and development platform that has generated innovative therapeutic candidates with novel mechanisms of action. The Company has four internally discovered therapeutic candidates that are currently in clinical trials.
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
Years Ended December 31, 2015, 2014 and 2013

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
Collaboration Receivable
Credit is extended to customers based upon an evaluation of the customer's financial condition. Collaboration receivables are recorded at net realizable value. The Company does not charge interest on past due balances. Collaboration receivables are determined to be past due when the payment due date is exceeded. The Company utilizes a specific identification accounts receivable reserve methodology based on a review of outstanding balances and previous activities to determine the allowance for doubtful accounts. The Company charges off uncollectible receivables at the time the Company determines the receivable is no longer collectible. The Company did not have an allowance for doubtful accounts at December 31, 2015 or 2014.
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
Disclosure of Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash, cash equivalents, certificates of deposit, collaboration receivables, accounts payable, and accrued expenses, approximated their fair values at December 31, 2015 or 2014 due to the short-term nature of these instruments. See discussion below on the determination of the fair value of the Company's preferred and common stock warrants.
The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

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
Items measured at fair value on a recurring basis include warrants to purchase redeemable convertible preferred stock, which were outstanding until the closing of the IPO, and warrants to purchase common stock (Note 7). During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs.
The following tables set forth the Company's financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of December 31, 2015 and 2014 and (in thousands):

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$24,811	$—	$—	$24,811
Corporate obligations	—	67,706	—	67,706
U.S. Treasury securities	—	10,991	—	10,991
Certificates of deposit	—	16,776	—	16,776
Mortgage and other asset backed securities	—	13,228	—	13,228
Restricted cash	796	—	—	796
Total assets	$25,607	$108,701	$—	$134,308
Liabilities:
Warrants to purchase common stock	$—	$—	$17,187	$17,187
Total liabilities	$—	$—	$17,187	17,187

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

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

The following table sets forth a summary of changes in the fair value of the Company's preferred and common stock warrant liabilities, which represent a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$14,124	$30,753
Change in fair value	3,528	(5,037)
Exercises	(465)	(11,592)
Repurchases	—	—
Conversions	—	—
Ending balance	$17,187	$14,124
The money market funds noted above are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2015 and 2014.
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants to purchase common stock classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates including December 31, 2015 and 2014, due to the warrants being deeply in the money, the Black-Scholes option pricing model was used. The Black-Scholes method of valuation involves using inputs such as the fair value of the Company's stock, stock price volatility, the contractual term of the warrants, risk free interest rates, and dividend yields. At each reporting period the company evaluates the best valuation methodology. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.
See Note 7 for further discussions of the accounting for the warrants, as well as for a summary of the significant inputs and assumptions used to determine the fair value of the warrants.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2015 or 2014.
Property and Equipment
Property and equipment is stated at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale the related cost and accumulated depreciation is

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

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
The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2015, 2014 and 2013.
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
Multiple Element Revenue Arrangements
The Company enters into collaboration agreements from time to time, which are more fully described in Note 10. The arrangements generally contain multiple elements or deliverables, which may include (1) licenses, or options to obtain licenses, to the Company's technology, (2) research and development activities performed for the collaboration partner, (3) participation on Joint Development Committees, and (4) manufacturing clinical or preclinical material. Payments pursuant to these arrangements typically include non-refundable, up-front payments, milestone payments upon achieving significant development events, research and development reimbursements, sales milestones, and royalties on future product sales.
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
Years Ended December 31, 2015, 2014 and 2013

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
Years Ended December 31, 2015, 2014 and 2013

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
Certain research and development projects are, or have been, partially funded by collaboration agreements, and the expenses related to these activities are included in research and development costs. The Company records the related reimbursement of research and development costs under these agreements as revenue, as more fully described above and in Note 10.
Stock-Based Compensation
At December 31, 2015, the Company had two stock-based compensation plans, which are more fully described in Note 11. The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718), which requires the recognition of expense related to the fair value of stock-based compensation awards in the consolidated statements of operations and comprehensive loss.
For stock options issued to employees and members of the Board for their services on the Board, the Company estimates the grant date fair value of each option using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method when it is probable that the performance condition will be achieved. If achievement of the performance condition is not probable, but the award will vest based on the service condition, expense is recognized over the requisite service period. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award.
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
See Note 11 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company's stock-based compensation plans for the year ended December 31, 2015.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015 or 2014, the Company does not have any significant uncertain tax positions.
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
Diluted net income (loss) per share gives effect to all potentially dilutive securities, including redeemable convertible preferred stock, and shares issuable upon the exercise of outstanding warrants and stock options, using the treasury stock method. For the years ended December 31, 2015, 2014 and 2013, the Company has excluded the effects of all potentially dilutive shares, which include redeemable convertible preferred stock, warrants for redeemable convertible preferred stock, warrants for common stock and outstanding common stock options, from the weighted-average number of common shares outstanding as their inclusion in the computation for these years would be anti-dilutive due to net losses incurred.
The following is a summary of the common stock equivalents which were excluded from the calculation of diluted net loss per share for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Outstanding stock options	3,191	3,230	3,709
Common stock warrants	398	422	908
Shares issuable under employee stock purchase plan	15	14	—
Restricted stock units	521	—	—
Preferred stock	—	—	13,218
Preferred stock warrants	—	—	114
	4,125	3,666	17,949
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of unrealized holdings gains (losses) on investments as of December 31, 2015.
Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events, other than as disclosed within the notes to the consolidated financial statements. See Note 16.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We will adopt this standard on January 1, 2016 and the adoption is not expected to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the method of adoption and the potential impact that Topic 740 may have on its financial position and results of operations.
3. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$1,163	$956
Office equipment	260	213
Laboratory equipment	11,458	11,311
Leasehold improvements	9,990	9,930
Construction in progress	390	11
Total property and equipment	23,261	22,421
Accumulated depreciation and amortization	(20,155)	(19,334)
Property and equipment, net	$3,106	$3,087
Depreciation and amortization expense was $1.2 million, $1.1 million and $0.9 million for the years ending December 31, 2015, 2014 and 2013 respectively.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

4. Restricted Cash
As of December 31, 2015, and 2014, the Company maintained letters of credit totaling $0.8 million and $0.9 million respectively, held in the form of certificates of deposit as collateral for the Company's facility lease obligations and its credit cards.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

5. Cash, Cash Equivalents and Short-term and Long-term Investments
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held primarily in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at December 31, 2015 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the years ended December 31, 2015, 2014 and 2013.
Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities.
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income. The cost of securities sold is based on the specific identification method. The Company includes in interest income interest and dividends on securities classified as available-for-sale.
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
The following is a summary of cash, cash equivalents and available-for-sale securities as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$27,783	$—	$—	$27,783
Available-for-sale securities:
Corporate obligations due in one year or less	53,243	—	(81)	53,162
Corporate obligations due in more than one year	14,112	—	(72)	14,040
U.S. Treasury securities due in one year or less	6,016	—	(4)	6,012
U.S. Treasury securities due in more than one year	4,995	—	(15)	4,980
Certificates of deposit due in one year or less	11,890	—	—	11,890
Certificates of deposit due in more than one year	4,886	—	—	4,886
Mortgage and other asset backed securities due in one year or less	6,010	—	(10)	6,000
Mortgage and other asset backed securities due in more than one year	7,266	—	(38)	7,228
Total available-for-sale securities	$108,418	$—	$(220)	$108,198
Total cash, cash equivalents and available-for-sale securities	$136,201	$—	$(220)	$135,981

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$176,460	$—	$—	$176,460
Total cash and cash equivalents	$176,460	$—	$—	$176,460

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Research and development related	$4,938	$2,291
Employee compensation	3,551	3,050
Professional services	1,198	426
Other	2,713	1,081
	$12,400	$6,848
7. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	December 31, 2015	December 31, 2014	Price Per Share	Expiration	December 31, 2015	December 31, 2014
Warrants to purchase common stock	393	409	5.88	June 10, 2020 - July 9, 2020	Liability(2)	Liability(2)
Warrants to purchase common stock	5	13	4.00 - 7.40	March 31, 2016 - December 31, 2017	Equity(1) (3) (4)	Equity(1) (3) (4)
All warrants	398	422	$5.88
______________________________________________________________________

(1)	In March 2015, the warrant holders exercised warrants to purchase 5,029 shares of Common Stock on a net basis, resulting in the issuance of 4,519 shares of Common Stock.

(2)	In May 2015, the warrant holders exercised warrants to purchase 16,665 shares of Common Stock on a net basis, resulting in the issuance of 13,588 shares of Common Stock.

(3)	In August 2015, the warrant holders exercised warrants to purchase 2,399 shares of Common Stock on a net basis, resulting in the issuance of 2,075 shares of Common Stock.

(4)
Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to December 31, 2012. See discussion below for further details.

In connection with various financing transactions that were consummated in periods prior to December 31, 2014, the Company issued warrants for the purchase of up to 106,500 shares of the Company's Series A redeemable convertible preferred stock (Series A Preferred Stock), 31,891 shares of the Company's Series B redeemable convertible preferred stock (Series B Preferred Stock), 45,786 shares of the Company's Series C-1 redeemable convertible preferred stock (Series C-1 Preferred Stock), and 63,693 shares of the Company's Series D-1 redeemable convertible preferred stock (Series D-1 Preferred Stock). Each warrant was immediately exercisable. The warrants to purchase Series A and Series B Preferred Stock expire seven years from the original date of issuance, while the warrants to purchase Series C-1 and Series D-1 Preferred Stock expire ten years from the original date of issuance. The warrants to purchase shares of the Company's preferred stock have an exercise price equal to the original issuance price of the underlying instrument. Each warrant is exercisable on either a physical settlement or net share settlement basis and the redemption provisions are outside the control of the Company. In connection with the closing of the Company's IPO on September 24, 2013, the outstanding warrants to purchase Series B Preferred Stock, Series C-1 Preferred Stock, and Series D-1 Preferred Stock were converted into warrants to purchase common stock. The exercise prices for each of these warrants remained unchanged.
The Company follows the provisions of ASC Topic 480, Issuer's Accounting for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable, which requires that warrants to purchase redeemable preferred stock be

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

classified as liabilities. In addition, the value of the warrants is remeasured to the then-current fair value at each reporting date. Changes in fair value are recorded to other income (expense), net. For the years ended December 31, 2015 and 2014, the Company remeasured the fair value of all of its outstanding warrants to purchase shares of the Company's preferred stock up until the conversion of such warrants on September 24, 2013, using current assumptions, resulting in an increase in fair value of zero, zero and $1.3 million, respectively, which was recorded in other expense net in the accompanying consolidated statement of operations and comprehensive loss. As a result of the closing of the IPO and the resulting conversion of the warrants to purchase preferred shares into warrants to purchase common stock, the fair value of the warrant liability at September 24, 2013 was reclassified to permanent equity and therefore, is no longer subject to remeasurement.
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
In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company's common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the consolidated statements of operations and comprehensive loss for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the preferred stock issued of $3.0 million, and the preferred stock were being accreted to the redemption value. At the end of each reporting period, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an increase (decrease) in fair value of $3.5 million, $(5.0) million and $26.9 million, respectively, which was recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. On March 31, 2013, the Company retired 13,994 warrants to purchase common stock as a consequence of a repurchase of shares from an investor. All remaining outstanding warrants were fully vested and exercisable as of December 31, 2015.
In connection with various financing transactions that were consummated in periods prior to December 31, 2015 the Company issued warrants to purchase up to 12,634 shares of common stock. The awards of warrants to purchase shares of common stock are accounted for as equity instruments. The warrants are exercisable at any time through their respective expiration dates. The fair value at issuance was calculated using the Black-Scholes option-pricing model, and was charged to interest expense during the periods the related debt was outstanding. As of December 31, 2015, 5,206 warrants remain outstanding and expire a various dates through December 31, 2017.
Fair Value
The fair value of the warrants to purchase preferred stock on the date of issuance and on each re-measurement date was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock and common stock, stock price volatility, contractual term of the warrants, risk free interest rates, and dividend yields. The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants to purchase common stock classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates including December 31, 2015 and 2014, due to the warrants being deeply in the money, the Black-Scholes option pricing model was used. At each reporting period the company evaluates the best valuation methodology.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

8. Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases that expire at various dates through March 2021. All of the Company's leases contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In addition, the Company received certain lease incentives, and recorded these incentives as deferred rent, which is amortized as a reduction of rent expense over the life of the lease. Rent expense of approximately $3.4 million, $3.3 million and $3.5 million were incurred during the years ended December 31, 2015, 2014 and 2013, respectively.
Future annual minimum lease payments as of December 31, 2015, are as follows (in thousands):

2016	4,386
2017	4,547
2018	3,577
2019	640
2020	656
2021	165
Total	$13,971
On December 15, 2015, the Company entered into a five-year building lease for approximately 12,200 square feet of space located at 125 Sidney Street, Cambridge, Massachusetts. The lease commenced on January 1, 2016 when the lessor delivered the building to the Company. Rent will commence on April 1, 2016 and is approximately $0.6 million for the first year with annual rent escalations thereafter. The total operating lease obligation of for the term of this agreement is $3.1 million. In addition, the lease provides a contribution from the landlord towards the initial build-out of the space of up to $0.5 million. The Company has the option to extend this lease by an additional five years. In accordance with the lease, the Company will enter into a cash-collateralized irrevocable standby letter of credit in the amount of $0.2 million, naming the landlord as beneficiary.
Legal Proceedings
Except as discussed below, the Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2015, 2014 and 2013, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
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
Years Ended December 31, 2015, 2014 and 2013

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
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2015 and 2014, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 10 for discussion of these arrangements.
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
9. Stockholders' Equity
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
On January 11, 2016, the Company completed its underwritten public offering of 3,750,000 shares of common stock at a public offering price of $40.00 per share. The aggregate net proceeds received by the Company, after underwriting discounts and commissions and other estimated offering expenses, were approximately $140.4 million.
Preferred Stock

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

The Company’s certificate of incorporation authorizes its board of directors to issue 25,000,000 shares of preferred stock from time to time in one or more series.  The rights, preferences, restrictions, qualifications and limitations of such stock are determined by the board of directors. As of December 31, 2015 no shares are issued or outstanding.
Common Stock
The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.
The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board. No dividends have been declared or paid by the Company through December 31, 2015.
Common Stock Reserved for Future Issuance
At December 31, 2015, the Company has reserved for future issuance the following number of shares of common stock (in thousands):

December 31, 2015
Outstanding stock options to purchase common stock	3,191
Shares available for future issuance under stock option plan	1,890
Warrants to purchase common stock	398
Shares available for future issuance under the employee stock purchase plan	251
Additional shares reserved for unissued, but designated, Preferred Stock	25,000
Total shares of authorized common stock reserved for future issuance	30,730
10. Significant Agreements
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
The Company retained responsibility for research and development through the end of Phase 2a clinical trials, as well as manufacturing the clinical supplies for these trials. These activities were substantially completed in 2011. Celgene is conducting the ongoing Phase 2 trials for myelodysplastic syndromes (MDS), chronic kidney disease, and beta-thalassemia and will be responsible for any Phase 3 clinical trials, as well as additional Phase 2 clinical trials, and will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third-party contract manufacturing organizations. Under the agreement, the Company was eligible to receive clinical milestones of up to $88.0 million, regulatory milestones of up to $272.0 million, and commercial milestones of up to $150.0 million for sotatercept. Clinical milestone payments are triggered upon initiation of a defined phase of clinical research for a therapeutic candidate. Regulatory milestone payments are triggered upon the acceptance of the marketing application and upon the approval to market a therapeutic candidate by the Food and Drug Administration

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

(FDA) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by Celgene in countries outside of North America. In addition, to the extent sotatercept is commercialized, the Company would be entitled to receive tiered royalty payments in the low-to-mid twenty percent range of net sales from sales generated from all geographies. Royalty payments are subject to certain reductions, including for entry of a generic product onto the market.
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
Commensurate with the execution of the Luspatercept Agreement described below, the Company and Celgene agreed to modify the terms of the Sotatercept Agreement. The modified terms included: (1) a change to the responsibility for development costs to align with the Luspatercept Agreement, with Celgene responsible for more than half of the worldwide costs through December 31, 2012, and 100% of the development costs thereafter, (2) future contingent development milestones for sotatercept were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $27.0 million and regulatory milestones of $190.0 million from a four-category (various cancer indications) structure and, (3) future contingent development milestones for option compounds were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $25.5 million and regulatory milestones of $142.5 million from a four-category (various cancer indications) structure, and (4) an option to buy down tiered royalty payments on both sotatercept and luspatercept with a one-time $25.0 million payment on or prior to January 1, 2013. The potential commercial milestones remained unchanged. To date, the Company has received $43.0 million in research and development funding and milestone payments for sotatercept under the original and modified agreements, of which $7.0 million is a clinical milestone payment earned in December 2013 that resulted from Celgene's start of a Phase 2b clinical trial in chronic kidney disease. The next likely clinical milestone payment would be $10.0 million and result from Celgene's start of a Phase 3 study in chronic kidney disease.
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
Years Ended December 31, 2015, 2014 and 2013

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
Through December 31, 2015, the Company has received $60.3 million in research and development funding and milestone payments for luspatercept. The next likely clinical milestone payment would be $15.0 million and result from Celgene's start of a Phase 3 study in MDS or beta-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia. Accordingly, there is no assurance that the Company will generate future value from additional programs.
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
Celgene has the right to terminate the Luspatercept Agreement with respect to one or more licensed targets or in its entirety, upon 180 days' notice (or 45 days' notice if the licensed product has failed to meet certain end point criteria with respect to clinical trials or other development activities), provided that Celgene may not terminate the Luspatercept Agreement prior to the completion of the on-going luspatercept beta-thalassemia and luspatercept MDS Phase 2 clinical trials, except under certain conditions. The agreement may also be terminated in its entirety by either Celgene or the Company in the event of a material breach by the other party or in the event of a bankruptcy filing of the other party. There are no cancellation, termination or refund provisions in this arrangement that contain material financial consequences to the Company.
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
Years Ended December 31, 2015, 2014 and 2013

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
Years Ended December 31, 2015, 2014 and 2013

of the undelivered elements based upon the Company's current estimates. The Company accounts for such changes as a change in accounting estimate and the cumulative impact of any change is reflected in the period of change.
During 2011, the Company achieved a $7.5 million clinical milestone under its Luspatercept Agreement, related to the dosing of the first patient in a multiple-dose clinical trial. The Company evaluated the milestone and determined that it was not substantive, as there was no significant uncertainty to achieving the milestone upon execution of the Luspatercept Agreement. As such, the Company allocated the $7.5 million payment based on the allocation of arrangement consideration determined at the execution date of the Luspatercept Agreement and amended Sotatercept Agreement. Based on this allocation, the Company recognized $4.8 million of the payment upon achievement, with the remaining $2.7 million recognized as revenue as the undelivered elements are delivered, consistent with the treatment of the up-front payment. During January 2013, the Company achieved a $10.0 million clinical milestone under its Luspatercept Agreement, related to the dosing of the first patient for a Phase 2 clinical trial. The Company evaluated the milestone and deemed it to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, recognized the $10.0 million payment in revenue during the year ended December 31, 2013. During December 2013, the Company achieved a $7.0 million clinical milestone under its Sotatercept Agreement, related to Celgene's start of a Phase 2b clinical trial in chronic kidney disease. The Company evaluated the milestone and deemed it to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, recognized the $7.0 million payment in revenue during the year ended December 31, 2013.The remaining development milestones under the Luspatercept and Sotatercept Agreements were deemed to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve the milestones, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.2 million, $1.7 million and $2.6 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.
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
Pursuant to the terms of the agreement, Celgene and the Company share development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and luspatercept until December 31, 2012 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Celgene for research and development costs incurred by Celgene are recorded as a reduction to cost-sharing revenue. During the years ended December 31, 2015, 2014 and 2013, the Company recorded net cost-sharing revenue of $16.9 million, $13.0 million and $12.7 million, respectively.
Other Agreements
Shire License
In September 2010, the Company entered into a license and collaboration agreement granting Shire AG the exclusive right to develop, manufacture and commercialize ActRIIB compounds in territories outside North America. Shire also received the right to conduct research and manufacture commercial supplies in North America for ActRIIB compounds. The lead ActRIIB compound was designated ACE-031. Under the initial development plan, the companies share the costs associated with developing and commercializing ACE-031, in Duchenne Muscular Dystrophy. In September 2010, Shire made a nonrefundable, up-front license payment to the Company of $45.0 million. In accordance with the Company's revenue recognition policy prior to the adoption of ASU 2009-13, the up-front license payment of $45.0 million was deferred, and will be recognized as revenue ratably over three years, which represented the original period over which the Company expected to perform and deliver research and development and manufacturing services. On February 8, 2011, the FDA placed ACE-031 on clinical hold. The Company re-assessed the duration of its deliverables under the license agreement and estimated the new term

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

to be approximately five years. The adjustment was treated as a change in accounting estimate with the remaining deferred revenue of $38.8 million at February 8, 2011, recognized prospectively over the new period of research and development and manufacturing services. In April 2013, the Company and Shire determined not to further pursue development of ACE-031 and Shire sent the Company a notice of termination for the ACE-031 collaboration. The collaboration terminated effective June 30, 2013. Upon the effectiveness of the termination of the Shire Agreement in the second quarter of 2013, the Company accelerated the recognition of $22.4 million of remaining deferred revenue from upfront non-refundable payments received under the Shire Agreement as it had no further obligation for deliverables under the Shire Agreement. During the year ended December 31, 2013, the Company recognized $24.3 million of the up-front, non-refundable payments as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss. No amounts were recognized subsequent to the June 30, 2013 termination.
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
Pursuant to the terms of the agreement, Shire and the Company shared development costs, with Shire responsible for 65% of the costs for ACE-031 and 55% of the costs for licensed compounds other than ACE-031. Payments from Shire with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Shire for research and development costs incurred by Shire are recorded as a reduction to cost-sharing revenue. During the year ended December 31, 2013, the Company recorded net cost-sharing revenue of $0.6 million, which includes payments to Shire of $0.2 million, which are recorded as contra-revenue in the accompanying consolidated statements of operations and comprehensive loss. No amounts we recognized subsequent to the June 30, 2013 termination.
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004, to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company's research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products developed under the licenses. During the years ended December 31, 2015, 2014 and 2013, the Company paid and expensed milestones and fees defined under the agreement totaling $0.1 million, $0.1 million and $0.5 million, respectively, which is recorded as research and development expense.
In 2004, the Company entered into another license agreement with certain individuals for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the individuals. The Company agreed to pay specified development and sales milestone payments aggregating up to $1.0 million relating to the development and commercialization of dalantercept. In addition, the Company is required to pay royalties in the low single-digits on worldwide net product sales of dalantercept, with royalty obligations continuing at a 50% reduced rate for a period of time after patent expiration. If the Company sublicenses its patent rights, it will owe a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. During the years ended December 31, 2015, 2014 and 2013, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
During 2012, the Company executed a license agreement with a research institution for an exclusive, sublicensable, worldwide, royalty-bearing license. The Company is obligated to pay development milestones and commercial milestone fees totaling up to $1.0 million. Under the agreement, if the Company uses the inventors in the clinical research, the development milestones are waived and commercial milestones shall change to $0.8 million plus any waived milestones. The Company will also pay $25,000 annually upon first commercial sale as well as royalties of 1.5% of net sales on any products developed under the patents. During the years ended December 31, 2015, 2014 and 2013, paid and expensed milestones and fees defined under the agreement totaling $0.0 million, zero and zero, respectively, which is recorded as research and development expense.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront and research fee of $0.3 million upon execution of the agreement and the Company is obligated to pay additional research fees of approximately $0.6 million over approximately the next year, depending on the success of the research program. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the year ended December 31, 2015 and December 31, 2014 the Company expensed milestones and fees of $1.4 million and $0.6 million, which is recorded as research and development expense.

11. Stock-Based Compensation
At December 31, 2015, the Company had two stock-based compensations plans, which are more fully described below.
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
On September 4, 2013, the Board and stockholders approved the adoption of the 2013 Equity Incentive Plan (the 2013 Plan). The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2013 Plan which is comprised of (i) the remaining 155,884 shares reserved for issuance under the 2003 Plan and (ii) an additional 1,344,116 shares. The 2013 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2014, by the lesser of (i) 3,150,000 shares, or (ii) 4% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31st. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. The number of options available for future grant was 1,889,730 at December 31, 2015.
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
Additionally, on September 4, 2013, the Board and stockholders approved the adoption of the 2013 Employee Stock Purchase Plan (the 2013 ESPP). Under the 2013 ESPP, 275,000 shares of the Company's common stock will be available for issuance to eligible employees. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The 2013 ESPP will terminate on September 4, 2023, the tenth anniversary of the initial adoption of the plan. The Board determined the initial offering period commenced on September 16, 2014 and the initial purchase will occur on the 6 month anniversary. The Company recorded $0.3 million, $0.1 million and zero of stock-based compensation expense during years ended December 31, 2015, 2014 and 2013, respectively.
The Company recognized stock-based compensation expense under the various Plans totaling $12.1 million, $4.8 million and $2.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014	2013
Research and development	$4,852	$2,065	$659
General and administrative	7,223	2,713	1,537
	$12,075	$4,778	$2,196
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	67.0%	70.9%	71.5%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	1.67%	1.82%	1.85%
Expected dividend yield	—%	—%	—%
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
The fair value of each option grant issued under the Company’s stock-based compensation plans was estimated using the Black-Scholes option-pricing model. As there was no public market for its common stock prior to September 19, 2013, the effective date of the Company’s IPO, and as the trading history of the Company’s common stock was limited through December 31, 2014, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. During 2015 we began to estimate our volatility by using a blend of our stock price history, for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of approximately 4% for each of the years ended December 31, 2015, 2014 and 2013, respectively, in determining the expense recorded in the accompanying consolidated statements of operations and comprehensive loss.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

Stock Option Activity
The following table summarizes the stock option activity under the Company's stock option plans during the year ended December 31, 2015 (in thousands, except per share amounts and years):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2014	3,230	$9.77
Granted	870	$40.01
Exercised	(837)	$4.73
Canceled or forfeited	(72)	$31.72
Outstanding at December 31, 2015	3,191	$18.85	6.31	$95,479,304
Exercisable at December 31, 2015	1,997	$10.79	4.98	$75,853,297
Vested and expected to vest at December 31, 2015(2)	3,135	$18.56	6.26	$94,709,640
______________________________________________________

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2015 and 2014.

(2)
This represents the number of vested options at December 31, 2015, plus the number of unvested options expected to vest at December 31, 2015, based on the unvested options outstanding at December 31, 2015, adjusted for the estimated forfeiture rate.

During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options to purchase an aggregate of 870,526, 203,550 and 552,750 shares of its common stock, respectively, with weighted-average grant date fair values of options granted of $24.29, $24.39 and $15.27, respectively.

During the years ended December 31, 2015, 2014 and 2013, current and former employees of the Company exercised a total of 837,361, 853,507 and 292,802 options and options, respectively, resulting in total proceeds of $4.0 million, $3.2 million and $0.7 million, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, under the Company's stock option plans, was $25.2 million, $26.3 million and $7.0 million, respectively, calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

As of December 31, 2015, there was $19.5 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.31 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Plan during the year ended December 31, 2015:

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

	Number of Grants	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2014	—	$—
Granted	527	$31.67
Vested	—	$—
Forfeited	(6)	$41.20
Unvested balance at December 31, 2015	521	$31.57
During the year ended December 31 2015 the Company issued 62,650 restricted stock units, or RSUs, to certain employees.  These RSUs are subject to time-based vesting. At December 31, 2015, there was approximately $1.7 million of unrecognized compensation cost related to the time-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.39 years. 57,150 restricted stock units remained unvested and outstanding at December 31, 2015.
In September 2015, the Company issued 464,000 performance-based RSUs to certain employees. The vesting of these performance-based RSUs is accelerated upon the occurrence of certain milestone events, but otherwise these RSUs vest four years from grant date.  As a result, when deemed probable, compensation cost is recognized over the estimated period of achievement. If achievement is not considered probable the expense is recognized over the four year vesting period. At December 31, 2015, there was approximately $12.4 million of unrecognized compensation cost related to the time-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.83 years. All 464,000 of these performance-based RSUs remained outstanding at December 31, 2015.
12. 401(k) Savings Plan
In 2004, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the years 2015 and 2014 the Board approved matching contributions of up to $5,000 and $2,500 respectively, per eligible participant pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Contributions totaled $0.3 million and $0.2 million for the year ended December 31, 2015 and 2014 have been recorded in the consolidated statement of operations and comprehensive loss.
13. Income Taxes
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
For the years ended December 31, 2015, 2014 and 2013, the Company did not record a current or deferred income tax expense or benefit.
The Company's loss before income taxes was $(63.9) million, $(51.3) million and $(21.9) million for the years ended December 31, 2015, 2014 and 2013, respectively, and was generated entirely in the United States.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are comprised of the following (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014
Deferred tax assets:
U.S. and state net operating loss carryforwards	$90,732	$75,334
Research and development credits	7,864	6,704
Deferred revenue	1,883	2,348
Accruals and other temporary differences	9,319	5,416
Total deferred tax assets	109,798	89,802
Less valuation allowance	(109,798)	(89,802)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2015 and 2014. The valuation allowance increased by $20.0 million during the year ended December 31, 2015, due primarily to the generation of net operating losses during the period.
A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.6%	4.1%	(1.5)%
Permanent differences	(8.3)%	2.0%	(43.1)%
Research and development credit	1.2%	1.6%	0.7%
Other	—%	4.6%	—%
Change in valuation allowance	(31.5)%	(46.3)%	9.9%
Effective income tax rate	—%	—%	—%
As of December 31, 2015 and 2014, the Company had U.S. federal net operating loss carryforwards of $276.1 million and $211.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2035. As of December 31, 2015 and 2014, the Company also had U.S. state net operating loss carryforwards of $229.8 million and $165.0 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2035. Included in the federal and state net operating loss carryforwards are approximately $38.9 million and $13.2 million, respectively, of deductions related to the exercise of stock options which represent an excess tax benefit which will be realized when it results in the reduction of cash income tax in accordance with ASC 718.
As of December 31, 2015 and 2014, the Company had federal research and development tax credit carryforwards of $5.5 million and $4.8 million, respectively, available to reduce future tax liabilities which expire at various dates through 2035. As of December 31, 2015 and 2014, the Company had state research and development tax credit carryforwards of approximately $3.5 million and $2.9 million, respectively, available to reduce future tax liabilities which expire at various dates through 2030.
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
Years Ended December 31, 2015, 2014 and 2013

future. Through June 2014, the Company completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more-likely-than-not that the Company’s net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of operations and comprehensive loss.
For all years through December 31, 2015, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for the years ended December 31, 2015 and 2014. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2012 through December 31, 2015. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.
14. Long-Term Debt
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
On March 12, 2014, the Company repaid the outstanding balance of the Loan Agreement. At the time of repayment the Company recognized interest expense related to the remaining $0.6 million of the $1.2 million deferred payment due with the final payment. The Company also recognized $0.3 million in prepayment fees as additional expense
15. Related Party Transactions
Celgene Corporation (Celgene)
In connection with its entry into the collaboration agreement with Celgene, on February 2008, the Company sold Celgene 457,875 shares of its Series C-1 Preferred Stock. As part of the Company's June 2010 Series E financing, Celgene purchased 36,496 shares of Series E Preferred Stock and received warrants to purchase 38,979 shares of common stock. As part of the Company's December 2011 Series F financing, Celgene purchased 1,990,446 shares of Series F Preferred Stock. In connection with the Company's IPO, Celgene purchased 666,667 shares of common stock. In connection with the Company's January 2014 public offering, Celgene purchased 300,000 shares of common stock. In May 2014, Celgene purchased 1,100,000 shares of common stock from five current shareholders of the Company. As a result of these transactions, Celgene owned 12.3% and 12.8% of the Company's fully diluted equity as of December 31, 2015 and 2014, respectively. Refer to Note 10 for additional information regarding this collaboration agreement.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $18.1 million, $14.6 million and $32.3 million, respectively, in collaboration revenue under the Celgene collaboration arrangement. As of December 31, 2015 and 2014, the Company had $4.8 million and $6.0 million, respectively, of deferred revenue related to the Celgene collaboration arrangement.
The Company recognized revenue from Celgene during the years ended December 31, 2015, 2014 and 2013 as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
License and milestone	$1,184	$1,673	$19,626
Cost sharing, net	16,913	12,959	12,658
	$18,097	$14,632	$32,284
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
16. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure:
On January 11, 2016, the Company completed its underwritten public offering of 3,750,000 shares of common stock at a public offering price of $40.00 per share. The aggregate net proceeds received by the Company, after underwriting discounts and commissions and other estimated offering expenses, were approximately $140.4 million.
17. Quarterly Financial Data (unaudited)
The following table presents certain unaudited quarterly financial information for the eight quarters in the period ended December 31, 2015. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2015, 2014 and 2013

	For the Three Months Ended(1)
	March 31	June 30	September 30	December 31
	(in thousands except per share data)
2015
Total revenue	$4,420	$5,717	$4,155	$3,804
Total costs and expenses	19,479	18,811	18,768	21,919
Loss from operations	(15,059)	(13,094)	(14,613)	(18,115)
Net loss	(14,574)	(10,383)	(11,858)	(27,082)
Basic net loss per share*	$(0.45)	$(0.32)	$(0.36)	$(0.81)
Diluted net loss per share*	$(0.45)	$(0.32)	$(0.36)	$(0.81)
2014
Total revenue	$3,307	$4,078	$3,508	$3,739
Total costs and expenses	15,515	21,389	14,899	18,293
Loss from operations	(12,208)	(17,311)	(11,391)	(14,554)
Net loss	(9,120)	(16,550)	(7,972)	(17,617)
Basic net loss per share*	$(0.30)	$(0.52)	$(0.25)	$(0.55)
Diluted net loss per share*	$(0.30)	$(0.52)	$(0.25)	$(0.55)
______________________________________________________

(1)	The amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

*	Applicable to common stockholders

Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	9/24/2013	001-36065
3.2	Amended and Restated By-laws		Form 8-K (Exhibit 3.2)	9/24/2013	001-36065
4.1	Form of Common Stock Certificate		Form S-1 (Exhibit 4.1)	8/7/2013	333-190417
4.2	Form of Amended and Restated Registration Rights Agreement		Form S-1 (Exhibit 4.2)	8/7/2013	333-190417
4.3	Form of Warrant to Purchase Stock, issued to Series E Investors as of June 10, 2010 and July 9, 2010		Form S-1 (Exhibit 4.3)	8/7/2013	333-190417
4.4	Form of Common Stock Warrant Certificate, issued to General Electric Capital Corporation as of March 28, 2007		Form S-1 (Exhibit 4.4)	8/7/2013	333-190417
10.1*	Form of Director Indemnification Agreement		Form S-1 (Exhibit 10.1)	8/7/2013	333-190417
10.2+	Collaboration, License and Option Agreement between Acceleron Pharma Inc. and Celgene Corporation, dated as of February 20, 2008, and amended as of August 2, 2011		Form S-1/A (Exhibit 10.6)	9/6/2013	333-190417
10.3	Amended and Restated License Agreement between Acceleron Pharma Inc. and Ludwig Institute for Cancer Research Ltd., dated as of August 6, 2010		Form S-1 (Exhibit 10.7)	8/7/2013	333-190417
10.4+	Exclusive License Agreement between Beth Israel Deaconess Medical Center and Acceleron Pharma Inc., dated as of June 21, 2012		Form S-1 (Exhibit 10.8)	8/7/2013	333-190417
10.5+	Collaboration, License and Option Agreement between Acceleron Pharma Inc. and Celgene Corporation, dated as of August 2, 2011		Form S-1/A (Exhibit 10.9)	9/6/2013	333-190417
10.6	Exclusive License Agreement between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of August 10, 2010		Form S-1 (Exhibit 10.10)	8/7/2013	333-190417
10.7	Amended and Restated License Agreement between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of August 11, 2010		Form S-1 (Exhibit 10.11)	8/7/2013	333-190417
10.8	Amendment, dated as of July 25, 2014, to Amended and Restated License Agreement between Salk Institute for Biological Studies and Acceleron Pharma Inc. dated as of August 11, 2010		Form 10-Q (Exhibit 10.1)	8/12/2014	001-36065
10.9	Indenture of Lease between Massachusetts Institute of Technology and Acceleron Pharma Inc., dated as of May 20, 2008		Form S-1 (Exhibit 10.12)	8/7/2013	333-190417
10.10*	Acceleron Pharma Inc. 2013 Equity Incentive Plan		Form S-8 (Exhibit 4.4)	12/12/2013	333-192789
10.11*	Form of Acceleron Pharma Inc. Cash Incentive Plan		Form S-1/A (Exhibit 10.14)	8/19/2013	333-190417
10.12*	Acceleron Pharma Inc. 2003 Stock Option and Restricted Stock Plan		Form S-1 (Exhibit 10.15)	8/7/2013	333-190417
10.13*	Amended and Restated Employment Agreement between John Knopf and Acceleron Pharma Inc., dated as of August 26, 2013		Form 10-K (Exhibit 10.13)	3/2/2015	001-36065
10.14*	Amended and Restated Employment Agreement between Matthew L. Sherman and Acceleron Pharma Inc., dated as of August 26, 2013		Form 10-K (Exhibit 10.14)	3/2/2015	001-36065

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.15*	Amended and Restated Employment Agreement between John D. Quisel and Acceleron Pharma Inc., dated as of August 26, 2013		Form 10-K (Exhibit 10.15)	3/2/2015	001-36065
10.16*	Amended and Restated Employment Agreement between Kevin F. McLaughlin and Acceleron Pharma Inc. dated as of January 31, 2014		Form 10-K (Exhibit 10.16)	3/2/2015	001-36065
10.16.1*	First Amendment to Amended and Restated Employment Agreement, by and between Kevin F. McLaughlin and Acceleron Pharma Inc., dated as of September 9, 2015		Form 8-K (Exhibit 10.2)	9/11/2015	001-36065
10.17*	Amended and Restated Employment Agreement between Steven D. Ertel and Acceleron Pharma Inc. dated as of January 31, 2014		Form 10-K (Exhibit 10.17)	3/2/2015	001-36065
10.17.1*	First Amendment to Amended and Restated Employment Agreement, by and between Steven D. Ertel and Acceleron Pharma Inc., dated as of September 9, 2015		Form 8-K (Exhibit 10.1)	9/11/2015	001-36065
10.18*	Employee Stock Purchase Plan		Form S-1/A (Exhibit 10.20)	9/6/2013	333-190417
10.19*	Form of Non-Statutory Stock Option Agreement under the 2013 Equity Incentive Plan		Form S-1 (Exhibit 10.21)	1/9/2014	333-193252
10.20*	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan		Form S-1 (Exhibit 10.22)	1/9/2014	333-193252
10.21*	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (2016)	X
10.22*	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (Executives)		Form 8-K (Exhibit 10.3)	9/11/2015	001-36065
21.1	List of Subsidiaries	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements
X
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

ACCELERON PHARMA INC.
Date: February 25, 2016	By:	/s/ JOHN L. KNOPF, PH.D.
John L. Knopf, Ph.D. Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN L. KNOPF, PH.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2016
John L. Knopf, Ph.D.

/s/ KEVIN F. MCLAUGHLIN	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2016
Kevin F. McLaughlin

/s/ FRANCOIS NADER, M.D.	Chair of the Board of Directors	February 25, 2016
Francois Nader, M.D.

/s/ JEAN M. GEORGE	Director	February 25, 2016
Jean M. George

/s/ GEORGE GOLUMBESKI, PH.D.	Director	February 25, 2016
George Golumbeski, Ph.D.

/s/ TERRENCE C. KEARNEY	Director	February 25, 2016
Terrence C. Kearney

/s/ TOM MANIATIS, PH.D.	Director	February 25, 2016
Tom Maniatis, Ph.D.

/s/ TERRANCE G. MCGUIRE	Director	February 25, 2016
Terrance G. McGuire

/s/ RICHARD F. POPS	Director	February 25, 2016
Richard F. Pops

/s/ JOSEPH S. ZAKRZEWSKI	Director	February 25, 2016
Joseph S. Zakrzewski