Form 10-Q
period 2016-03-31
ACCELERON PHARMA INC
filed 2016-05-05
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

As of April 30, 2016, there were 37,220,760 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except per share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$63,681	$27,783
Short-term investments	100,784	77,064
Collaboration receivables (all amounts are with related party)	3,057	3,628
Prepaid expenses and other current assets	3,165	2,458
Total current assets	170,687	110,933
Property and equipment, net	3,724	3,106
Long-term investments	114,188	31,134
Restricted cash	996	796
Other assets	7	368
Total assets	$289,602	$146,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,202	$875
Accrued expenses	12,678	12,400
Deferred revenue	541	555
Deferred rent	758	661
Total current liabilities	15,179	14,491
Deferred revenue, net of current portion	4,109	4,239
Deferred rent, net of current portion	1,533	1,157
Warrants to purchase common stock	8,504	17,187
Total liabilities	29,325	37,074
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 37,171,067 and 33,313,355 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38	34
Additional paid-in capital	562,631	416,926
Accumulated deficit	(302,417)	(307,477)
Accumulated other comprehensive income (loss)	25	(220)
Total stockholders’ equity	260,277	109,263
Total liabilities and stockholders’ equity	$289,602	$146,337

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Collaboration revenue:
License and milestone	$15,144	$371
Cost-sharing, net	3,057	4,049
Total revenue (all amounts are with related party)	18,201	4,420
Costs and expenses:
Research and development	16,246	14,779
General and administrative	5,911	4,700
Total costs and expenses	22,157	19,479
Loss from operations	(3,956)	(15,059)
Other income, net:
Other income, net	8,683	422
Interest income	334	63
Total other income, net	9,017	485
Net income (loss)	$5,061	$(14,574)

Net income (loss) applicable to common stockholders—basic and diluted	$5,061	$(14,574)

Net income (loss) per share applicable to common stockholders: (Note 9)
Basic	$0.14	$(0.45)
Diluted	$0.13	$(0.45)

Weighted-average number of common shares used in computing net income (loss) per share applicable to common stockholders:
Basic	36,911	32,633
Diluted	38,666	32,633

Other comprehensive income (loss):
Net income (loss)	$5,061	$(14,574)
Net unrealized holding gains (losses) on short-term and long-term investments during the period	245	(43)
Comprehensive income (loss)	$5,306	$(14,617)

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income (loss)	$5,061	$(14,574)
Adjustments to reconcile net income (loss) to net cash provided by or (used) in operating activities:
Depreciation and amortization	324	291
Loss on disposition of fixed assets	—	14
Stock-based compensation	4,248	2,572
Change in fair value of warrants	(8,683)	(422)
Net amortization of premium on investments	(100)	(1,041)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(699)	(166)
Collaboration receivables	571	(682)
Accounts payable	(42)	843
Accrued expenses	129	(164)
Restricted cash	(199)	—
Deferred revenue	(144)	(371)
Deferred rent	473	(125)
Net cash provided by or (used) in operating activities	939	(13,825)
Investing Activities
Purchase of investments	(125,524)	(124,216)
Proceeds from maturities of investments	19,096	—
Purchases of property and equipment	(489)	(158)
Net cash used in investing activities	(106,917)	(124,374)
Financing Activities
Proceeds from issuance of common stock from public offering, net issuance costs	140,760	—
Proceeds from exercise of stock options and warrants to purchase common stock	732	1,246
Proceeds from issuances of common stock related to employee stock purchase plan	384	307
Net cash provided by financing activities	141,876	1,553
Net increase (decrease) in cash and cash equivalents	35,898	(136,646)
Cash and cash equivalents at beginning of period	27,783	176,460
Cash and cash equivalents at end of period	$63,681	$39,814
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Follow-on offering costs included in accounts payable and accrued expense	$369	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$453	$8

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business
Acceleron Pharma Inc. (Acceleron or the Company) is a Cambridge, Massachusetts-based biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic candidates that are based on the mechanisms that the human body uses to regulate the growth and repair of its cells and tissues. The Company’s research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta (TGF-beta) protein superfamily. By combining its discovery and development expertise, including its proprietary knowledge of the TGF-beta superfamily, and its internal protein engineering and manufacturing capabilities, the Company has built a highly productive discovery and development platform that has generated innovative therapeutic candidates with novel mechanisms of action. The Company has four internally discovered therapeutic candidates that are currently in clinical trials.
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
The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2015, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2016, and the results of its operations and its cash flows for the three months ended March 31, 2016 and 2015.
The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
On January 11, 2016, the Company completed its underwritten public offering of 3,750,000 shares of common stock at a public offering price of $40.00 per share. The aggregate net proceeds received by the Company, after underwriting discounts and commissions and other offering expenses, were $140.3 million.
The accompanying interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of March 31, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed.
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
4. Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment, which is the discovery, development and commercialization of novel therapeutic candidates that are based on the mechanisms that the human body uses to regulate the growth and repair of its cells and tissues. The Company does use contract research organizations and research institutions located outside the United States. Some of these expenses are subject to collaboration reimbursement which is presented as a component of cost sharing, net in the consolidated statements of operations and comprehensive income (loss).
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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at March 31, 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the three months ended March 31, 2016 and 2015.
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

The following is a summary of cash, cash equivalents and investments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$63,681	$—	$—	$63,681
Available-for-sale securities:
Corporate obligations due in one year or less	57,334	17	(17)	57,334
Corporate obligations due in more than one year	27,159	50	(3)	27,206
U.S. Treasury securities due in one year or less	11,003	—	(1)	11,002
U.S. Treasury securities due in more than one year	17,489	18	—	17,507
Certificates of deposit due in one year or less	18,684	—	—	18,684
Certificates of deposit due in more than one year	10,807	—	—	10,807
Mortgage and other asset backed securities due in one year or less	13,769	2	(7)	13,764
Mortgage and other asset backed securities due in more than one year	58,702	2	(36)	58,668
Total available-for-sale securities	214,947	89	(64)	214,972
Total cash, cash equivalents and available-for-sale securities	$278,628	$89	$(64)	$278,653

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$27,783	$—	$—	$27,783
Available-for-sale securities:
Corporate obligations due in one year or less	53,243	—	(81)	53,162
Corporate obligations due in more than one year	14,112	—	(72)	14,040
U.S. Treasury securities due in one year or less	6,016	—	(4)	6,012
U.S. Treasury securities due in more than one year	4,995	—	(15)	4,980
Certificates of deposit due in one year or less	11,890	—	—	11,890
Certificates of deposit due in more than one year	4,886	—	—	4,886
Mortgage and other asset backed securities due in one year or less	6,010	—	(10)	6,000
Mortgage and other asset backed securities due in more than one year	7,266	—	(38)	7,228
Total available-for-sale securities	$108,418	$—	$(220)	$108,198
Total cash, cash equivalents and available-for-sale securities	$136,201	$—	$(220)	$135,981
6. Restricted Cash
As of March 31, 2016 the Company maintained letters of credit totaling $1.0 million held in the form of certificates of deposit and money market funds as collateral for the Company’s facility lease obligations and its credit cards. As of December 31, 2015, the Company maintained letters of credit totaling $0.8 million held in the form of certificates of deposit.
7. Concentrations of Credit Risk and Off-Balance Sheet Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash, short-term and long-term investments and collaboration receivables. The Company maintains its cash and cash equivalent balances and short-term and long-term investments with financial institutions that management believes are creditworthy. Short-term and long-term investments consist of investment grade corporate obligations, treasury notes, asset backed securities, and certificates of deposit. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentrations of credit risk.

The Company routinely assesses the creditworthiness of its customers and collaboration partners. The Company has not experienced any material losses related to receivables from individual customers and collaboration partners, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s collaboration receivables.
8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$46,426	$—	$—	$46,426
Corporate obligations	—	85,540	—	85,540
U.S. Treasury securities	—	28,509	—	28,509
Certificates of deposit	—	29,491	—	29,491
Mortgage and other asset backed securities	—	72,432	—	72,432
Restricted cash	996	—	—	996
Total assets	$47,422	$215,972	$—	$263,394
Liabilities:
Warrants to purchase common stock	$—	$—	$8,504	$8,504
Total liabilities	$—	$—	$8,504	8,504

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$24,811	$—	$—	$24,811
Corporate obligations	—	67,706	—	67,706
U.S. Treasury securities	—	10,991	—	10,991
Certificates of deposit	—	16,776	—	16,776
Mortgage and other asset backed securities	—	13,228	—	13,228
Restricted cash	796	—	—	796
Total assets	$25,607	$108,701	$—	$134,308
Liabilities:
Warrants to purchase common stock	$—	$—	$17,187	$17,187
Total liabilities	$—	$—	$17,187	$17,187
The money market funds noted above are included in cash and cash equivalents in the accompanying balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2016 or the year ended December 31, 2015.
Items measured at fair value on a recurring basis include warrants to purchase common stock (Note 13). During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs.
The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liability, which has been classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$17,187	$14,124
Change in fair value	(8,683)	(422)
Ending balance	$8,504	$13,702
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, when the warrants are deeply in the money, the Black-Scholes option pricing model. At each reporting period the Company evaluates the best valuation methodology, and at March 31, 2016, the Monte Carlo simulation framework was used. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March 31, 2016 or the year ended December 31, 2015.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2016 and December 31, 2015, the Company did not have any significant uncertain tax positions.
9. Net Income (Loss) Per Share
A reconciliation of the number of shares used in the calculation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended March 31,
	2016	2015
Weighted-average number of common shares used in calculating basic net (loss) income per common share	36,911	32,633
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	1,389	—
Weighted-average number of common shares issuable upon exercise of outstanding common stock warrants, based on treasury stock method	318	—
Weighted-average number of common shares issuable under the employee stock purchase plan, based on treasury stock method	3	—
Weighted-average number of common shares issuable upon vesting of outstanding restricted stock units	45	—
Weighted-average number of common shares used in computing diluted net (loss) income per common share	38,666	32,633
In the computation of the diluted weighted-average number of common shares outstanding for the periods indicated, the following common stock equivalents were excluded because their inclusion would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2016	2015
Outstanding stock options	1,458	3,669
Common stock warrants	—	417
Shares issuable under employee stock purchase plan	1	8
Restricted stock units	34	30
	1,493	4,124
10. Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Accumulated other comprehensive income (loss) is presented separately on the consolidated balance sheets and consists entirely of cumulative unrealized gains and losses from short-term and long-term investments as of March 31, 2016.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard on January 1, 2016 and the adoption did not have a material impact on the Company’s consolidated financial statements.
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
In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In March 2016 the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity, or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact that adopting ASU 2016-09 will have on its consolidated financial statements and related disclosures.
13. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	March 31, 2016	December 31, 2015	Price Per Share	Expiration	March 31, 2016	December 31, 2015
Warrants to purchase common stock	393	393	$5.88	June 10, 2020 - July 9, 2020	Liability	Liability
Warrants to purchase common stock	4	5	4.00 - 7.40	March 28, 2017 - December 31, 2017	Equity(1) (2)	Equity(2)
All warrants	397	398	$5.88

(1)	In March 2016, the warrant holders exercised warrants to purchase 1,317 shares of Common Stock on a net basis, resulting in the issuance of 1,109 shares of Common Stock.

(2)
Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to December 31, 2012. See discussion below for further details.

In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company’s common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the preferred stock issued of $3.0 million, and the preferred stock was being accreted to the redemption value. At the end of each reporting period or through the life of the instrument, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in a decrease in fair value of $8.7 million and $0.4 million, respectively, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months March 31, 2016 and 2015. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. All remaining outstanding warrants were fully vested and exercisable as of March 31, 2016 and December 31, 2015.

14. Commitments and Contingencies
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2016, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2016 and December 31, 2015, or royalties on future sales of specified products. No royalty payments under these agreements are expected to be payable in the immediate future. See Note 15 for discussion of these arrangements.
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
There have been no material changes to the key terms of the Sotatercept and Luspatercept Agreements since December 31, 2015. For further information on our terms of the agreements as well as the historical accounting analysis, please see the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2015.
Sotatercept Agreement
Under the terms of the Sotatercept Agreement, the Company and Celgene collaborate worldwide for the joint development and commercialization of sotatercept. The Company also granted Celgene an option to license three discovery stage compounds. Under the terms of the agreement, the Company and Celgene will jointly develop, manufacture and commercialize sotatercept.
The Company retained responsibility for research and development through the end of Phase 2a clinical trials, as well as manufacturing the clinical supplies for these trials. These activities were substantially completed in 2011. Celgene is conducting the ongoing Phase 2 trials and will be responsible for any Phase 3 clinical trials, as well as additional Phase 2 clinical trials, and will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third party contract manufacturing organizations.
Through March 31, 2016, the Company has received $43.3 million in research and development funding and milestone payments for sotatercept under the original and modified agreements. The next likely clinical milestone payment would be $10.0 million and result from Celgene’s start of a Phase 3 study in chronic kidney disease.

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
Through March 31, 2016, the Company has received $78.7 million in research and development funding and milestone payments for luspatercept. The next likely clinical milestone payment would be $25.0 million and result from U.S. Food and Drug Administration or European Medical Association acceptance of a Biologics Licensing Application or equivalent for luspatercept in either myelodysplastic syndromes or beta-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia. Accordingly, there is no assurance that the Company will generate future value from additional programs.
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
Accounting Analysis
During the three months ended March 31, 2016 and 2015, the Company recognized $0.1 million and $0.4 million of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive income (loss).
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
Pursuant to the terms of the agreement, Celgene and the Company shared development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and luspatercept until December 31, 2012 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Celgene for research and development costs incurred by Celgene are recorded as a reduction to cost-sharing revenue. During the three months ended March 31, 2016 and 2015, the Company recorded net cost-sharing revenue of $3.1 million and $4.0 million.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004 to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended March 31, 2016 and 2015, the Company expensed milestones and fees defined under the agreement of $0.9 million and zero, respectively.
In 2004, the Company entered into another license agreement with certain individuals for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the individuals. The Company agreed to pay specified development and sales milestone payments aggregating up to $1.0 million relating to the development and commercialization of dalantercept. In addition, the Company is required to pay royalties in the low single-digits on worldwide net product sales of dalantercept, with royalty obligations continuing at a 50% reduced rate for a period of time after patent expiration. If the Company sublicenses its patent rights, it will owe a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. During the three months ended March 31, 2016 and 2015, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
During 2012, the Company executed a license agreement with a research institution for an exclusive, sublicensable, worldwide, royalty-bearing license. The Company is obligated to pay development milestones and commercial milestone fees relating to dalantercept totaling up to $1.0 million. The Company will also pay $25,000 annually upon first commercial sale as well as royalties of 1.5% of net sales on any products developed under the patents. During the three months ended March 31, 2016 and 2015, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront and research fee of $0.3 million upon execution of the agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended March 31, 2016 and 2015, the Company expensed milestones and fees of $0.3 million and $0.4 million which is recorded as research and development expense.
16. Stock-Based Compensation
The Company recognized stock-based compensation expense related to stock options, restricted stock units and the 2013 Employee Stock Purchase Plan (2013 ESPP) totaling $4.2 million and $2.6 million during the three months ended March 31, 2016 and 2015, respectively.
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$1,824	$1,083
General and administrative	2,424	1,489
	$4,248	$2,572
Stock Options
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	64.4%	67.1%
Expected term (in years)	5.9	6.0
Risk-free interest rate	1.4%	1.7%
Expected dividend yield	—%	—%
The following table summarizes the stock option activity under the Company’s 2003 Stock Option and Restricted Stock Plan and 2013 Equity Incentive Plan during the three months ended March 31, 2016 (in thousands):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2015	3,191	$18.85	6.31
Granted	555	$28.09
Exercised	(89)	$8.24
Canceled or forfeited	(12)	$31.79
Outstanding at March 31, 2016	3,645	$20.47	6.70	$36,124
Exercisable at March 31, 2016	2,094	$12.65	5.07	$33,284
Vested and expected to vest at March 31, 2015(2)	3,583	$20.26	6.66	$36,086

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2016.

(2)
This represents the number of vested options at March 31, 2016, plus the number of unvested options expected to vest at March 31, 2016, based on the unvested options outstanding at March 31, 2016, adjusted for the estimated forfeiture rate.

During the three months ended March 31, 2016, the Company granted stock options to purchase an aggregate of 555,245 shares of its common stock, with a weighted-average grant date fair value of options granted of $28.09.
During the three months ended March 31, 2016, current and former employees of the Company exercised a total of 88,891 options, resulting in total proceeds of $0.7 million.
The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 was $2.0 million.
As of March 31, 2016, there was $26.0 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.64 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Equity Incentive Plan during the three months ended March 31, 2016 (in thousands):

	Number of Grants	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2015	521	$31.57
Granted	97	28.33
Vested	—	—
Forfeited	(7)	33.98
Unvested balance at March 31, 2016	611	$31.05
During the three months ended March 31, 2016, the Company issued 83,980 RSUs to employees.  These RSUs are subject to time-based vesting. As of March 31, 2016, there was approximately $3.8 million of unrecognized compensation cost related to the time-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.52 years. 134,130 restricted stock units remained unvested and outstanding at March 31, 2016.
During the three months ended March 31, 2016, the Company issued 12,565 performance-based RSUs in addition to the 464,000 issued in 2015. The vesting of these performance-based RSUs is accelerated upon the occurrence of certain milestone events, but otherwise these RSUs vest in September 2019.  As a result, when probable, compensation cost is recognized over the estimated period of achievement. If achievement is not considered probable the expense is recognized over the vesting period. As of March 31, 2016, there was approximately $11.7 million of unrecognized compensation cost related to the performance-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.59 years. All 476,565 of these performance-based RSUs remained outstanding at March 31, 2016.

Employee Stock Purchase Plan
The Company recorded $0.1 million and $0.1 million of stock-based compensation expense related to the 2013 ESPP for the three months ended March 31, 2016 and 2015.
17. Income Taxes
For the three months ended March 31, 2016 and 2015, the Company did not record a current or deferred income tax expense or benefit.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2016 and December 31, 2015.
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
18. Related Party Transactions
Celgene Corporation
In connection with prior arrangements, Celgene owned 12.9% and 12.3% of the Company’s fully diluted equity as of March 31, 2016 and December 31, 2015, respectively. Refer to Note 15 for additional information regarding this collaboration arrangement.
During the three months ended March 31, 2016 and 2015, all revenue recognized by the Company was recognized under the Celgene collaboration arrangement and, as of March 31, 2016, the Company had $4.7 million of deferred revenue related to the Celgene collaboration arrangement.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.
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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	our ongoing and planned preclinical studies and clinical trials;

•	clinical trial data and the timing of results of our ongoing clinical trials;

•	our plans to develop and commercialize dalantercept and ACE-083, and our and Celgene’s plans to develop and commercialize luspatercept and sotatercept;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	the timing of, and our and Celgene’s ability to, obtain and maintain regulatory approvals for our therapeutic candidates;

•	the rate and degree of market acceptance and clinical utility of any approved therapeutic candidate, particularly in specific patient populations;

•	our ability to quickly and efficiently identify and develop therapeutic candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies.
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
You should also read carefully the factors described in the section “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website.
You should read the following discussion and analysis of financial condition and results of operations together with Part I Item 1“Financial Statement” and related notes included elsewhere in this Quarterly Report on Form 10-Q.
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
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is designed to promote red blood cell production through a novel mechanism, and we are developing luspatercept with Celgene to treat anemia and associated complications in myelodysplastic syndromes (MDS) and beta-thalassemia. In 2015, Celgene initiated two Phase 3 clinical trials for luspatercept for the treatment of MDS and beta-thalassemia. We and Celgene are developing sotatercept to treat patients with chronic kidney disease. Sotatercept has the potential to treat several complications of chronic kidney disease including mineral-bone disorder, vascular calcification and anemia. Celgene is responsible for paying 100% of the development costs for all clinical trials for luspatercept and sotatercept, including our ongoing earlier stage clinical trials for these therapeutic candidates. We may receive up to an additional $545.0 million of potential development, regulatory and commercial milestone payments and, if these therapeutic candidates are commercialized, we will receive a royalty on net sales in the low-to-mid 20% range. We will co-promote luspatercept and sotatercept, if approved, in North America for which our commercialization costs will be entirely funded by Celgene.
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
As of March 31, 2016, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $337.3 million from public investors, $96.2 million in equity investments from our collaboration partners and $252.1 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
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
Our ability to generate product revenue and become profitable depends upon our and our partners’ ability to successfully commercialize products. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our therapeutic candidates and potentially begin to commercialize any approved products. For a description of the numerous risks and uncertainties associated with product development, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

A change in the outcome of any of these variables with respect to the development of a therapeutic candidate could mean a significant change in the costs and timing associated with the development of that therapeutic candidate. For example, if the U.S. Food and Drug Administration, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of the clinical development of therapeutic candidates, or if we experience significant delays in the enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.
From inception through March 31, 2016, we have incurred $412.8 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of sotatercept, luspatercept, dalantercept and ACE-083. As of January 1, 2013, expenses associated with sotatercept and luspatercept are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. We are expensing the costs of eight Phase 2 clinical trials for luspatercept, dalantercept and ACE-083, of which the four for luspatercept are reimbursed by Celgene, and we are also expensing the costs of a Phase 1 clinical trial for ACE-083. With respect to the luspatercept Phase 3 clinical trials directly conducted by Celgene, we do not incur and are not reimbursed for expenses related to these development activities.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses for luspatercept, dalantercept and ACE-083 during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Luspatercept(1)	$1,616	$2,544
Dalantercept	1,954	2,244
ACE-083	877	1,042
Total direct research and development expenses	4,447	5,830
Other expenses(2)	11,799	8,949
Total research and development expenses	$16,246	$14,779

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

(2)	Other expenses include unallocated employee and contractor-related expenses, facility expenses, lab supplies and miscellaneous expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance and human resource functions and other general and administrative expenses including directors’ fees and professional fees for accounting and legal services.
Since the completion of our initial public offering in September 2013, we have experienced increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs associated with being a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our therapeutic candidates. Additionally, if and when we believe regulatory approval of a therapeutic candidate appears likely, to the extent that we are undertaking commercialization of such therapeutic candidate ourselves, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations.

Other Income, Net
Other income, net consists primarily of interest income earned on cash, cash equivalents and investments and the re-measurement gain or loss associated with the change in the fair value of our common stock warrant liabilities.
To estimate the fair value of our liability classified warrants, we use either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. We base the estimates in the pricing models, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield, and the fair value of the preferred stock or common stock underlying the warrants. The Monte Carlo simulation framework was used at March 31, 2016.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and stock-based compensation. We also utilize significant estimates and assumptions in determining the fair value of our liability-classified warrants to purchase common stock. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies since December 31, 2015. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Increase
(in thousands)	2016	2015	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$15,144	$371	$14,773
Cost-sharing, net	3,057	4,049	(992)
Total revenue	18,201	4,420	13,781
Costs and expenses:
Research and development	16,246	14,779	1,467
General and administrative	5,911	4,700	1,211
Total costs and expenses	22,157	19,479	2,678
Loss from operations	(3,956)	(15,059)	11,103
Other income, net	9,017	485	8,532
Net income (loss)	$5,061	$(14,574)	$19,635

Revenue.  We recognized revenue of $18.2 million in the three months ended March 31, 2016, compared to $4.4 million in the same period in 2015. All of the revenue in both periods was derived from the Celgene agreement. This $13.8 million increase was primarily due to the receipt of a $15 million milestone payment from Celgene for the initiation of a phase 3 clinical trial with luspatercept, offset by lower cost sharing revenue of $1.0 million primarily due to lower expenses for luspatercept clinical trials and toxicology studies.
Research and Development Expenses.  Research and development expenses were $16.2 million in the three months ended March 31, 2016, compared to $14.8 million in the same period in 2015. This $1.5 million increase was primarily due to an increase in personnel expenses totaling $1.2 million, which includes an increase in stock-based compensation expense of $0.7 million. Other increases include licensing expense related to the achievement of our milestone totaling $0.9 million and miscellaneous research and drug supply expenses of $0.7 million. These increases were offset by a decrease in clinical trial and toxicology expenses totaling $1.2 million.
General and Administrative Expenses.  General and administrative expenses were $5.9 million in the three months ended March 31, 2016, compared to $4.7 million for the same period in 2015. This $1.2 million increase was primarily due to an increase in personnel expenses which includes an increase in stock-based compensation expense of $0.9 million.
Other Income, Net.  Other income, net was $9.0 million in the three months ended March 31, 2016, compared to $0.5 million for the same period in 2015. This $8.5 million increase was primarily due to a difference in the effect of marking the common warrant liability to market in each period. Also, interest income in the three months ended March 31, 2016 increased by $0.3 million due to changes in the amounts invested in each period and the mix of investments.
Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of March 31, 2016, we had an accumulated deficit of $302.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of March 31, 2016, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $337.3 million from public investors, $96.2 million in equity investments from our collaboration partners and $252.1 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
As of March 31, 2016, we had $278.7 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements into the second half of 2019.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$939	$(13,825)
Investing activities	(106,917)	(124,374)
Financing activities	141,876	1,554
Net increase (decrease) in cash and cash equivalents	$35,898	$(136,645)
Operating Activities
Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2016 compared to $13.8 million used in operating activities during the same period in 2015. The change was driven primarily by an increase in net income of $19.6 million, which includes the receipt of a $15 million milestone payment, during the three months ended March 31, 2016. Also included in the change in net income is an increase in operating expenses of $2.7 million during the three months ended March 31, 2016. Non-cash changes in the three months ended March 31, 2016 compared to the same period in 2015 include an $8.3 million dollar increase in the gain associated with marking the common warrants to market, a $1.7 million increase in stock compensation expense, a $0.9 million decrease for net amortization of premium paid for investments and a $0.8 million net decrease in operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $106.9 million for the three months ended March 31, 2016 and $124.4 million for the three months ended March 31, 2015. Our net cash used in investing activities during the three months ended March 31, 2015 was due to the implementation of our investment policy pursuant to which we began to invest in marketable securities, compared to our net cash used in investing activities during the three months ended March 31, 2016 which was due to investing the proceeds from a public offering in January 2016 in which we raised, after fees and expenses, $140.3 million.
Financing Activities
Net cash provided by financing activities was $141.9 million for the three months ended March 31, 2016 compared to $1.6 million for the same period in 2015. The increase is due to the net proceeds from our January 2016 public offering of $140.3 million.
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
Net Operating Loss (NOL) Carryforwards
We had deferred tax assets of approximately $109.8 million as of December 31, 2015, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. As of December 31, 2015, we had federal NOL carryforwards of approximately $276.1 million and state NOL carryforwards of $229.8 million available to reduce future taxable income, if any. These federal and state NOL carryforwards expire at various times through 2035. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection with our public offerings or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be limited or lost. For additional information about our taxes, see Note 13 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.
Contractual Obligations and Commitments
During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash, cash equivalents and investments of $278.7 million and $136.0 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
As of March 31, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the design and operation of our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Unregistered Sales of Equity Securities
We issued the following unregistered securities during the three months ended March 31, 2016:

•	In March 2016, we issued 1,109 shares of Common Stock upon the cashless exercise of warrants to purchase 1,317 shares of Common Stock.
These issuances of shares of our Common Stock were exempt from registration under the Securities Act of 1933, or the Securities Act, pursuant to Rule 506 of Regulation D of the Securities Act and Section 4(a)(2) of the Securities Act.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERON PHARMA INC.

Date: May 5, 2016	By:	/s/ JOHN L. KNOPF, PH.D.
John L. Knopf, Ph.D.
Chief Executive Officer and President

Date: May 5, 2016	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document