Form 10-K
period 2016-12-31
ACCELERON PHARMA INC
filed 2017-03-01
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $986 million.

As of January 31, 2017, the registrant had 38,394,708 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2017.

ACCELERON PHARMA INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the information incorporated herein by reference includes statements that are, or may be deemed, "forward-looking statements." In some cases, these forward-looking statements can be identified by the use of forward-looking terminology. The terms "anticipate", "believe", "contemplate", "continue", "could", "estimate", "expect", "forecast", "goal", "intend", "may", "plan", "potential", "predict", "project", "should", "strategy", "target", "will", "would", "vision", or, in each case, the negative or other variations thereon or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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

PART I
Item 1.    Business
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics to treat serious and rare diseases. Our research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta, or TGF-beta, protein superfamily. By combining our discovery and development expertise, including our proprietary knowledge of the TGF-beta superfamily, and our internal protein engineering and manufacturing capabilities, we have built a highly productive discovery and development platform that has generated innovative therapeutic candidates with novel mechanisms of action. These differentiated therapeutic candidates have the potential to significantly improve clinical outcomes for patients across many fields of medicine.
We have four internally discovered therapeutic candidates that are currently in clinical trials: luspatercept, sotatercept, dalantercept and ACE-083.
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is designed to promote red blood cell production through a novel mechanism, and we are developing luspatercept with Celgene to treat anemia and associated complications in myelodysplastic syndromes (MDS), beta-thalassemia, and myelofibrosis. Celgene is currently conducting two Phase 3 clinical trials with luspatercept: one for the treatment of patients with lower risk MDS, the "MEDALIST" trial, and another for the treatment of patients with beta-thalassemia, the "BELIEVE" trial. Clinical studies with sotatercept in chronic kidney disease have been deprioritized and we are evaluating other opportunities for the development of sotatercept. Celgene is responsible for paying 100% of the development costs for all clinical trials for luspatercept and sotatercept. We may receive up to an additional $545.0 million of potential development, regulatory and commercial milestone payments and, if these therapeutic candidates are commercialized, we will receive a royalty on net sales in the low-to-mid 20% range. We will co-promote luspatercept and sotatercept, if approved, in North America for which our commercialization costs will be entirely funded by Celgene.
We wholly own dalantercept and ACE-083, and we are independently developing these therapeutic candidates. We are currently evaluating dalantercept in combination with axitinib, a tyrosine kinase inhibitor of the VEGF pathway, in a Phase 2 clinical trial for the treatment of patients with renal cell carcinoma. ACE-083 is designed for the treatment of focal muscle disorders, and we are currently conducting a Phase 2 clinical trial with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD. In 2017, we expect to initiate a Phase 2 clinical trial with ACE-083 in a second neuromuscular disease indication. We previously reported data from the Phase 1 clinical trial of ACE-083 showing marked increases in the volume of muscles treated with ACE-083 measured using MRI.
In addition to our clinical programs, we are conducting research to identify new therapeutic candidates to bring forward into clinical trials. To this end, we implemented a new platform technology, IntelliTrap™, that is expanding our discovery efforts. We have nominated an IntelliTrap™ molecule, ACE-2494, as a candidate for clinical development.
As of December 31, 2016 our operations have been funded primarily by $105.1 million in equity investments from venture investors, $337.3 million from public investors, $96.2 million in equity investments from our collaboration partners and $261.1 million in upfront payments, milestones, and net research and development payments from our collaboration partners. We estimate that we have spent approximately $68.6 million, $58.4 million, and $50.9 million on research and development for the years ended December 31, 2016, 2015, and 2014, respectively.
Our Goals and Objectives in the Year 2017
By building on the milestones achieved in 2016, we intend to advance and expand our pipeline in 2017 and achieve the following goals and objectives:

•	Luspatercept in Rare Blood Disorders
Goals for luspatercept in myelodysplastic syndromes (MDS):

◦	Complete patient enrollment in the MEDALIST Phase 3 clinical trial in the second half of 2017.

◦	Evaluate and design a clinical and regulatory strategy for luspatercept in first-line lower risk MDS patients.
Goals for luspatercept in beta-thalassemia:

◦	Complete patient enrollment in the BELIEVE Phase 3 clinical trial in the second half of 2017.

◦	Initiate a Phase 2 trial in patients with non-transfusion dependent beta-thalassemia by the end of 2017.
Goals for luspatercept in myelofibrosis:

◦	Initiate a Phase 2 trial in patients with myelofibrosis by the end of 2017.

•	ACE-083 in Neuromuscular Disease

◦	Present initial topline results from the open label, dose-escalation stage of the Phase 2 study in FSHD in late 2017.

◦	Initiate a Phase 2 clinical trial in a second neuromuscular disease in 2017.

•	Pipeline Expansion

◦	Initiate a Phase 1 healthy volunteer study with ACE-2494 in 2017.

◦	Host an investor and analyst research day to discuss ongoing preclinical research and potential future disease areas in 2017.

•	Dalantercept in Advanced Renal Cell Carcinoma

◦	Present topline progression-free survival (PFS) results from Phase 2 DART study in advanced renal cell carcinoma patients in the second half of 2017.
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

Our Product Pipeline

Therapeutic Candidates
Preclinical
Phase 1
Phase 2
Phase 3
Hematology
Luspatercept
MEDALIST Phase 3 Study
Myelodysplastic Syndromes (MDS)
Phase 2 Long-term Extension Study
Myelodysplastic Syndromes (MDS)
BELIEVE Phase 3 Study
Beta-Thalassemia
Phase 2 Long-term Extension Study
Beta-Thalassemia
Phase 2 Study (Planned)
Beta-Thalassemia
Phase 2 Study (Planned)
Myelofibrosis
Sotatercept
Investigator Sponsored Study
Myelofibrosis
Muscle
ACE-083
Phase 2 Study
FSH Muscular Dystrophy
Phase 2 Study (Planned)
Neuromuscular Disease
ACE-2494
Phase 1 (Planned)
Musculoskeletal Disease
Oncology
Dalantercept
DART Phase 2 Study
Renal Cell Carcinoma
Fibrosis
ACE-1332
Pre-IND
Fibrotic Disease
ACE-2798
Pre-IND
Fibrotic Disease

Luspatercept
Luspatercept is designed to promote red blood cell production through a novel mechanism. We are developing luspatercept, through our collaborations with Celgene, as a treatment for anemia and associated complications in diseases in which erythropoiesis-stimulating agents are either not approved or are not well-suited to treat the underlying anemia, such as beta-thalassemia and MDS.
Myelodysplastic Syndromes (MDS)
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
Hematopoietic stem cell transplantation represents the only treatment modality with curative potential, although the relatively high morbidity and mortality of this approach limits its use. Approximately 75% of the MDS patients in the U.S. and EU are classified as lower risk and 25% are classified as higher risk. High risk patients are typically treated with inhibitors of DNA methyltransferase such as Vidaza® or Dacogen®, or generic versions that are now available in some countries. Many categorized as lower-risk typically receive erythropoiesis stimulating agents as first-line therapy, though erythropoiesis stimulating agents are not approved by the FDA or the EMA for the treatment of anemia in MDS patients. Our internal market research estimates that erythropoiesis stimulating agents generate $500 to $700 million in annual U.S. sales from their use in this disease. Therapeutic options following failure on erythropoiesis stimulating agents are limited, and most patients end up receiving red blood cell transfusions to manage their anemia. Across the disease, approximately 15% of patients have a specific chromosomal mutation and are treated with Revlimid®.
The anemia in MDS is primarily due to ineffective erythropoiesis, and a significant number of MDS patients have serum erythropoietin levels substantially above the normal range, indicating that the anemia in these MDS patients is not a consequence of erythropoietin deficiency. The ineffective erythropoiesis of MDS may be caused by excess signaling by members of the TGF-beta superfamily, which inhibits red blood cell maturation. For this reason we believe that blocking this excess signaling by luspatercept may reverse this inhibition. Approximately 50% of MDS patients are unresponsive to the administration of recombinant erythropoietin and instead require red blood cell transfusions, which can increase the risk of infection and iron-overload related toxicities. Treatment-resistant anemia resulting from ineffective erythropoiesis is a major cause of morbidity in MDS patients.
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
Celgene is currently conducting a Phase 3 clinical trial with luspatercept in patients with very low, low and intermediate risk MDS per the Revised International Prognostic Scoring System, the "MEDALIST" trial. The MEDALIST trial targets patients with very low, low or intermediate risk MDS with ring sideroblasts who require red blood cell, or RBC, transfusions. The trial is double-blinded, placebo-controlled and will enroll an estimated 210 patients randomized 2:1, luspatercept versus placebo. In order to enroll in the trial, patients must meet the following eligibility criteria: refractory / intolerant to prior erythropoiesis stimulating agents (ESA) or ESA ineligible, ring sideroblast positive, or RS+, received transfusions of at least 2 units of RBCs every 8 weeks confirmed for a minimum of 16 weeks with no consecutive 8-week period free from transfusion, and have not received prior lenalidomide, hypomethylating agents or immunosuppressive therapy. Patients are excluded from the study if they have del(5q) or secondary MDS. The primary endpoint for efficacy analysis will be the proportion of patients who become RBC-transfusion independent for a period of at least 8 weeks during the first 24 weeks of treatment. Certain secondary endpoints are assessed at 48 weeks, and we expect to assess all endpoints after completion of the 48-week timepoint.
In addition to the Phase 3 clinical trial, we are currently conducting two Phase 2 clinical trials of luspatercept in patients with MDS. The first clinical trial, a 3-month base study, is designed as a two-part trial, with an ascending dose part to evaluate the safety and efficacy in patients with low or intermediate risk MDS per the International Prognostic Scoring System, and an expansion part in which additional patients are enrolled at a selected dose level. We have completed enrollment in all of the dose escalation cohorts and we have completed enrollment of patients in the initial expansion cohort of the trial for a total of 58 patients.
We have expanded the trial to include two additional cohorts of patients to further evaluate the effects of luspatercept in selected MDS patient populations. Enrollment in expansion cohort 1 is completed and includes patients with serum erythropoietin, or EPO, levels > 500 U/L, or, if ≤ 500 U/L, patients that are non-responsive, refractory, or intolerant to ESAs, or ESAs are contraindicated or unavailable. Enrollment in expansion cohort 2 is ongoing and includes patients with either (i) RS+ (≥ 15% ring sideroblasts in bone marrow), low transfusion burden (< 4U RBC/8 weeks), no prior ESA treatment, and EPO levels ≤ 200 U/L or (ii) RS- (< 15% ring sideroblasts in bone marrow), low transfusion burden (< 6U RBC/8 weeks), any prior ESA treatment and any EPO level. Patients are treated every 3 weeks by subcutaneous injection for up to 5 doses (titration allowed from 1.0 to 1.75 mg/kg). All patients enrolled in the base study are eligible to enroll in a second Phase 2 trial (long-term extension study) that permits dosing with luspatercept for up to an additional five years. These trials are being conducted at sites in Germany.
We believe that preliminary results from the Phase 2 MDS study, including the two additional cohorts, are encouraging. We presented these results, using a data cut-off date of September 9, 2016, at the 58th American Society of Hematology (ASH) Annual Meeting and Exposition in December 2016. As of the cut-off date, a total of 73 patients were treated in the base study, of which 42 patients were treated in the extension study. Of the 73 patients, 32 had a low RBC transfusion burden, or LTB (< 4 units RBC/8 weeks), and 41 had a high transfusion burden, or HTB (≥ 4 units RBC/8 weeks). 53% of patients had been treated previously with ESA and 14% of patients had been treated previously with lenalidomide. The median hemoglobin for LTB patients was 8.6 g/dL (range 6.4-10.1 g/dL) and the median RBC transfusion burden for HTB patients was 6U RBC/8 weeks (range 4-18 units). A total of 71% of patients were RS+.

Patient response was evaluated using the International Working Group (IWG) Hematologic Improvement Erythroid (HI-E) response criterion. To achieve IWG HI-E criterion, an LTB patient must have a hemoglobin increase of ≥ 1.5 g/dL for ≥ 8 weeks, and an HTB patient must have a reduction of ≥ 4 units RBC over 8 weeks. The preliminary IWG HI-E response rates for patients treated with luspatercept dose levels of ≥ 0.75 mg/kg in the base study and the extension study respectively were 62% and 83% for RS+ patients with EPO levels < 200 U/L, 40% and 100% for RS- patients with EPO levels < 200 U/L, 46% and 88% for RS+ patients with EPO levels 200-500 U/L, and 0% and 0% for RS- patients with EPO levels 200-500 U/L.
Patients were also evaluated on the basis of whether they achieved RBC transfusion independence, or RBC-TI, for ≥ 8 weeks. The RBC-TI rates for patients treated with luspatercept dose levels of ≥ 0.75 mg/kg in the base study and extension study respectively were 68% and 71% for RS+ patients with EPO levels < 200 U/L, 25% and 50% for RS- patients with EPO levels < 200 U/L, 33% and 60% for RS+ patients with EPO levels 200-500 U/L, and 100% and 100% for RS- patients with EPO levels 200-500 U/L. To date, in the base and extension studies (totaling 73 patients), we have received reports of related grade 3/serious adverse events consisting of myalgia, worsening of general condition and blast cell count increase. Adverse events which may be related to luspatercept observed in ≥ 2 patients in these studies were diarrhea, fatigue, headache, hypertension, arthralgia, bone pain, injection site erythema, myalgia, and peripheral edema.
Beta-thalassemia
With respect to beta-thalassemia, both our and Celgene's objective is to develop luspatercept as a treatment to increase hemoglobin levels, decrease transfusion burden, decrease iron overload, improve symptoms associated with anemia, and alleviate other disease complications, such as leg ulcers.
The thalassemias comprise a heterogeneous group of disorders arising from defects in the genes that encode the proteins that comprise hemoglobin. Hemoglobin is a four-subunit protein complex formed of two alpha-subunits and two beta-subunits, each with an iron-containing heme group that binds to and carries oxygen molecules within red blood cells. There are two main classifications of thalassemia, alpha-thalassemia and beta-thalassemia, depending on whether the genetic defect lies in the gene encoding the alpha-subunit or the beta-subunit, respectively. Beta-thalassemia is particularly prevalent throughout the Mediterranean region, Middle East, and Southeast Asia, and, due to migration and immigration, is increasingly a global disease. The Thalassaemia International Federation estimates that there are approximately 300,000 patients worldwide with beta-thalassemia, approximately 20,000 of which are in the United States and Europe, who are dependent on frequent blood transfusions. We estimate that there are at least as many beta-thalassemia patients in the same regions who are not transfusion dependent and not included in these estimates. Many of these patients have hemoglobin levels that are approximately half that of normal individuals and experience significant complications of the disease. Beta-thalassemia is treated primarily by red blood cell transfusions that, over time, cause a toxic accumulation of iron in the body. A central challenge for managing patients with beta-thalassemia is to restore the red blood cell levels while avoiding iron overload. Iron chelation therapy alone costs between $40,000 and $60,000 per year in countries such as the United States and Italy and yet does not treat the underlying anemia. The course of the disease depends largely on whether patients are maintained on an adequate transfusion and iron chelation regimen. Poor compliance with transfusion and/or iron chelation is associated with a poor prognosis and shortened survival. However, even with the standard of care, patients are at risk of infection from transfusions as well as toxicities related to iron chelation therapy.
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
Given the effects of members of the TGF-beta superfamily ligands on late-stage erythropoiesis, we have investigated our candidate therapeutics in mouse models of this disease. We evaluated the effects of RAP-536 in a series of studies using a mouse model of beta-thalassemia. These mice carry deletion mutations in the beta-globin genes, resulting in a deficiency of beta-globin protein and hematologic abnormalities very similar to those seen in human beta-thalassemia patients, including severe anemia and ineffective erythropoiesis. These mice also exhibit severe complications common in patients with thalassemia, such as an enlarged spleen, bone loss and iron overload. As reported in our 2014 publication in the journal Blood, RAP-536 treatment improved numerous hematologic parameters in these mice, including a decrease in hemoglobin aggregates, significant increases in red blood cell count, hemoglobin levels, and hematocrit, decreased serum erythropoietin, normalized red blood cell size, and reduced red blood cell breakdown, as measured by serum bilirubin. Importantly, RAP-536 decreased the elevated levels of the activated transcription factor, P-SMAD2/3, restored iron homeostasis and improved the maturation of later-stage red blood cell precursor populations.
Celgene is currently conducting a Phase 3 clinical trial with luspatercept in regularly transfused patients with beta-thalassemia, the "BELIEVE" trial. The BELIEVE trial targets adult beta-thalassemia patients who are regularly transfused. The trial is double-blinded and placebo-controlled and will enroll an estimated 300 patients randomized 2:1, luspatercept versus placebo. In order to enroll in the trial, patients must receive 6-20 units RBC transfused over the prior 24 weeks and have no transfusion-free period ≥ 35 days. Patients will be monitored for a 12-week prospective pre-treatment period to calculate baseline transfusion burden. The primary endpoint for efficacy analysis will be the proportion of patients with at least a 33% reduction in transfusion burden during weeks 13 to 24 of the trial compared to the 12 weeks preceding treatment. Certain secondary endpoints are assessed at 48 weeks, and we expect to assess all endpoints after completion of the 48-week timepoint.
In addition to the Phase 3 clinical trial, we are currently conducting two Phase 2 clinical trials of luspatercept in patients with beta-thalassemia. The first clinical trial, a 3-month base study, is designed as a two-part trial, with an ascending dose part to evaluate the safety and efficacy of luspatercept in patients with beta-thalassemia, and an expansion part in which additional patients are enrolled at a selected dose level. We have currently completed enrollment and treatment of all of the dose escalation cohorts as well as the expansion cohort of the trial. Patients enrolled in the initial 3-month trial are eligible to enroll in a second Phase 2 trial (extension study) that permits dosing with luspatercept for up to an additional five years. This trial is currently being conducted at sites in Italy and Greece.
We believe the preliminary results from the Phase 2 clinical trials are encouraging. We presented these results, using a data cut-off date of September 2, 2016, at the 58th ASH Annual Meeting and Exposition in December 2016. As of the cut-off date, a total of 64 patients were treated in the dose escalation and expansion cohorts of this study, and of those patients, a total of 51 were enrolled in the extension study. In both studies, luspatercept was administered subcutaneously, once every 3 weeks. Of these 64 patients, 31 were transfusion dependent and 33 were non-transfusion dependent. For the transfusion dependent patients in the base study and extensions study respectively, 71% and 83% patients had a ≥ 33% reduction in transfusion burden, and 55% and 71% patients had a ≥ 50% reduction in transfusion burden, over any 12-week period compared to baseline.
For the non-transfusion dependent patients treated with luspatercept dose levels ≥ 0.6 mg/kg in the base study and extension study, 62% and 78%, respectively, achieved ≥ 1.0 g/dL increases, and 33% and 52%, respectively, achieved ≥ 1.5 g/dL increases, in mean hemoglobin over any 12-week period compared to baseline.
A trend of reduction in liver iron concentration, or LIC, was observed in the majority of non-transfusion dependent patients with or without iron chelation therapy, and in the majority of transfusion dependent patients receiving iron chelation therapy. Improvement in patient-reported quality of life in non-transfusion dependent patients correlated with increase in hemoglobin. Rapid healing and partial healing of leg ulcers, a serious complication of beta-thalassemia, was observed in some patients. To date, we have received no reports of related serious adverse events and we have received reports of related grade 3 adverse events consisting of bone pain, asthenia, and headache. Adverse events which may be related to luspatercept observed in ≥ 10% of patients were bone pain, myalgia, headache, arthralgia, musculoskeletal pain, and injection site pain
Myelofibrosis
Myelofibrosis is an acquired disease of the bone marrow that results in replacement of the bone marrow with fibrotic tissue leading to bone marrow failure and inability to make new blood cells, including red blood cells, which leads to anemia. Epidemiological databases suggest that there are 30,000-40,000 myelofibrosis patients in the United States and Europe. Approximately 30% of myelofibrosis patients present primarily with anemia when diagnosed and nearly all patients will develop anemia with progression of the disease. There is no approved drug therapy to treat anemia in myelofibrosis. Our and Celgene's objective is to develop luspatercept as a treatment for the anemia in myelofibrosis patients, and we plan to initiate a Phase 2 clinical trial in patients with myelofibrosis with luspatercept by the end of 2017.
Sotatercept
Clinical studies with sotatercept in chronic kidney disease have been deprioritized. We are evaluating other opportunities for the development of sotatercept.
Sotatercept is being studied through investigator-initiated clinical trials in multiple myeloma, Diamond-Blackfan anemia and myelofibrosis. Multiple myeloma is a cancer of the bone marrow that leads to the uncontrolled growth of certain white blood cells, causing bone marrow failure, bone pain, bone fractures and kidney problems. Nearly all multiple myeloma patients suffer from anemia. Investigators at the Massachusetts General Hospital are conducting a trial to explore the possibility that the combination of anti-myeloma therapies Revlimid® and dexamethasone together with sotatercept may reduce the growth of cancer cells along with improving anemia as well as bone lesions that often occur in patients with multiple myeloma. Diamond-Blackfan anemia is a rare and severe anemia that is present at birth in affected individuals. Investigators at North Shore Long Island Jewish Health System are conducting a trial to determine the safety and efficacy of sotatercept in adult patients with Diamond-Blackfan anemia who are red blood cell transfusion-dependent. Myelofibrosis is an acquired disease of the bone marrow that results in replacement of the bone marrow with fibrotic tissue leading to bone marrow failure and inability to make new blood cells, including red blood cells, which leads to anemia. Investigators at the MD Anderson Cancer Center are conducting a trial to determine the safety and efficacy of sotatercept in patients with myeloproliferative neoplasm-associated myelofibrosis and anemia. Based on data from this investigator sponsored trial presented at the 58th ASH Annual Meeting and Exposition in December 2016, and taking into account mechanistic similarities between sotatercept and luspatercept, we and Celgene plan to initiate a Phase 2 clinical trial in patients with myelofibrosis with luspatercept by the end of 2017.
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
We believe that a combination of ALK1 and VEGF pathway inhibitors could have application in a number of different oncology indications where VEGF pathway inhibitors are currently used and are currently studying the combination in renal cell carcinoma. The currently approved VEGF pathway inhibitors to treat renal cell carcinoma include Avastin® (bevacizumab), Cabometyx® (cabozantinib), Inlyta® (axitinib), Lenvima® (lenvatinib), Nexavar® (sorafenib), Sutent® (sunitinib), and Votrient® (pazopanib). The National Cancer Institute estimates there were 62,700 new cases of kidney and renal pelvis cancer in the United States in 2016 with 14,240 deaths. In 2016, U.S. sales of drugs for renal cell carcinoma were $1.4 billion, of which $1.0 billion were anti-angiogenesis drugs that target the VEGF pathway, principally Sutent® (sunitinib), Inlyta® (axitinib), Votrient® (pazaopanib) and Avastin® (bevacizumab). Worldwide sales in 2016 of drugs for renal cell carcinoma were $3.1 billion, of which $2.6 billion were drugs that target the VEGF pathway.
We are evaluating dalantercept in combination with axitinib, a tyrosine kinase inhibitor of the VEGF pathway, for the treatment of renal cell carcinoma in the DART trial, a two part Phase 2 clinical trial. In Part 1 of the DART trial, dalantercept plus axitinib produced clinical outcomes that exceed historical results with axitinib alone. We have reported a median progression-free survival (PFS) for dalantercept plus axitinib of 8.3 months. There was no control arm in Part 1 of the DART trial, however published data from a prior phase 3 trial of axitinib alone (the AXIS trial) in a similar patient subgroup show a median PFS of 4.8 months. We are currently conducting Part 2 of the DART trial, which is a double-blind, placebo-controlled trial, in which an estimated 130 patients are randomized to dalantercept plus axitinib or placebo plus axitinib. We expect to report on progression free survival from Part 2 of the DART trial in the second half of 2017. In the open-label Part 1 and blinded Part 2 of the DART trial, we have received reports of serious adverse events as related to dalantercept, dalantercept or placebo (blinded Part 2), or both dalantercept and axitinib, including fluid overload, dyspnea, epistaxis, renal injury, acute renal failure, hyponatremia and pulmonary embolism. At last assessment, non-serious adverse events associated with axitinib did not generally occur with higher than expected frequency or severity.
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
ACE-083
Our fourth clinical stage therapeutic candidate, ACE-083, is designed to promote muscle growth and function in specific, targeted muscles. We completed a Phase 1 clinical trial with ACE-083 in healthy volunteers. ACE-083 was well tolerated in the Phase 1 clinical trial and no serious adverse events were reported. Data from cohorts 1 through 5 in the Phase 1 trial showed that, at the highest dose level tested, ACE-083 generated a mean increase in muscle volume of approximately 14.5% in the injected rectus femoris muscle of the quadriceps. Data from cohorts 6 and 7 demonstrated that, at the highest dose level tested, ACE-083 generated a mean increase in muscle volume of approximately 8.9% in the injected tibialis anterior muscle of the lower leg. We have completed the Phase 1 clinical trial and we have initiated a Phase 2 clinical trial with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD. We expect to initiate a Phase 2 clinical trial with ACE-083 in a second neuromuscular disease in 2017.
FSHD is a severe, disabling, and painful skeletal muscle disease that presents with muscle-by-muscle progression. Muscle weakness can be heterogeneous, but is highly focal and primarily asymmetric. Typical onset occurs between the ages 20 and 40. Most FSHD patients live a normal lifespan, but many will suffer from disability, pain, and depression. Current treatment is largely limited to orthotic or surgical intervention to provide or maintain functionality. FSHD is one of the most prevalent forms of muscular dystrophy affecting roughly 19,000 patients in the United States.
Preclinical Programs

In addition to our clinical development activities, we are expanding our research capabilities in order to increase the rate at which our highly productive research group can identify and advance new, internally discovered, therapeutic candidates for clinical development. Our discovery efforts are primarily focused on identifying new protein therapeutic candidates from our IntelliTrap™ platform and identifying novel antibodies. We have selected our first IntelliTrap™ therapeutic candidate, ACE-2494, for advancement to clinical trials by the end of 2017. We are also evaluating ACE-1332, a selective TGF-beta antagonist, for treatment of disorders with a fibrotic component, and additional molecules from our IntelliTrap™ platform for undisclosed therapeutic areas.
Our Strategic Partnerships
Collaborations with corporate partners have provided us with significant funding and access to our partners' scientific, development, regulatory and commercial capabilities. We have received more than $357.3 million from our collaborations with Celgene and our prior collaborations with Alkermes plc (Alkermes) and Shire AG (Shire).
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
Sotatercept Agreement.    Under the terms of the Sotatercept Agreement, we and Celgene are collaborating on the development and commercialization of sotatercept. We also granted Celgene an option to license discovery stage compounds against three specified targets. Celgene paid $45.0 million and bought $5.0 million of equity upon execution of the Sotatercept Agreement and, as of December 31, 2016, we have received $43.7 million in research and development funding and milestone payments for the sotatercept program.
We retained responsibility for research, development through the end of Phase 2a clinical trials, as well as manufacturing the clinical supplies for these trials. These activities are substantially complete. Celgene is responsible for all clinical trials and manufacturing for sotatercept. We are eligible to receive future development, regulatory and commercial milestones of up to $360.0 million for the sotatercept program and up to an additional $348.0 million for each of the three discovery stage programs. None of the three discovery stage programs has advanced to the stage to achieve payment of a milestone, nor do we expect any such milestone payments in the near future.
Luspatercept Agreement.    Under the terms of the Luspatercept Agreement, we and Celgene are collaborating in the development and commercialization of luspatercept. We also granted Celgene an option to license products for which Acceleron files an investigational new drug application for the treatment of anemia. Celgene paid $25.0 million to us upon execution of the Luspatercept Agreement in August 2011 and, as of December 31, 2016, we have received $87.2 million in research and development funding and milestone payments for the luspatercept program.
Under this agreement, we retained responsibility for research, development through the end of Phase 1 and the two ongoing Phase 2 clinical trials in MDS and beta-thalassemia, as well as manufacturing the clinical supplies for these studies. Celgene will conduct subsequent Phase 2 and Phase 3 clinical trials. Acceleron will manufacture luspatercept for all Phase 1 and Phase 2 clinical trials, and Celgene will have responsibility for the manufacture of luspatercept for Phase 3 clinical trials and commercial supplies. We are eligible to receive future development, regulatory and commercial milestones of up to $185.0 million for the luspatercept program.
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
MDS
If luspatercept is approved for the treatment of patients with MDS, it would compete with the following:

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

•	Red blood cell transfusion and iron chelation therapy, including Exjade® and JadenuTM, which is used to treat anemia and iron overload in patients with MDS.

•	Immunomodulators, including Celgene's approved product, Revlimid® (lenalidomide), for the treatment of anemia of certain MDS patients.

•	Eli Lilly and Company is studying TGF-beta receptor I kinase inhibitor, LY2157299 in a Phase 2 study in lower risk MDS patients with anemia.

•
Other therapies in development, including: an oral form of the hypomethylating agent azacitidine, known as CC-486, being developed by Celgene to treat patients with transfusion dependent anemia and thrombocytopenia due to lower risk MDS, which is currently in Phase 3 clinical trials in the United States and Europe; an anti-cancer therapy being developed by Onconova to treat patients with MDS; a telemorase inhibitor, imetelstat, being studied by Geron and Janssen in a Phase 2/3 study in lower risk MDS patients; and a CD95 ligand inhibitor, APG101, being studied by Apogenix in a Phase 1 study in transfusion dependent, lower risk MDS patients.

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

Oncology Therapies
We are developing dalantercept to be used in combination with a VEGF pathway inhibitor for the treatment of cancer. If dalantercept is approved, it would compete with the following.

•
Nivolumab, an anti-PD1 monoclonal antibody developed by Bristol-Myers Squibb, cabozantinib, an inhibitor of VEGF and MET receptors developed by Exelixis, and lenvatinib, a multireceptor tyrosine kinase inhibitor, developed by Eisai, in combination with everolimus, were approved in 2015, 2016 and 2016, respectively, to treat patients with renal cell carcinoma. Additionally, nivolumab is being studied in combination with other treatments for renal cell carcinoma. Merck is also studying pembrolizumab, an anti-PD1 antibody, is also being studied as monotherapy and in combination therapy in renal cell carcinoma.

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
Therapies for Treating Muscle Loss
We are currently studying ACE-083 in a Phase 2 clinical trial for the treatment of patients with facioscapulohumeral muscular dystrophy (FSHD) and also plan to develop ACE-083 for the treatment of additional neuromuscular disorders and other diseases characterized by a loss of muscle function. One potential competitor of ACE-083 in FSHD is Resolaris® (ATYR1940), which is an investigational protein in Phase 1b/2 studies to treat adult patients with FSHD being developed by aTyr Pharma.

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
Commercialization
We retain co-promotion rights with our collaboration partner, Celgene, for both sotatercept and luspatercept in North America, and under the terms of our agreements with Celgene, our commercialization costs will be entirely funded by Celgene. We also currently retain worldwide commercialization rights for our oncology therapeutic candidate, dalantercept, ACE-083, and our systemic muscle therapeutic candidate, ACE-2494. We intend to build hematology and neuromuscular disorder focused, specialty sales forces in North America and, possibly, other markets to effectively support the commercialization of these and future products. We believe that a specialty sales force will be sufficient to target key prescribing physicians in these areas. We currently do not have any sales or marketing capabilities or experience. We will establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch. If we are not able to establish sales and marketing capabilities or are not successful in commercializing our future products, either on our own or through collaborations with Celgene, any future product revenue will be materially adversely affected.
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
Our patent estate, on a worldwide basis, includes approximately 230 issued patents (approximately 530 issued patents when separately counting each European and Eurasian national validation) and approximately 440 pending patent applications, with pending and issued claims relating to all of our current clinical stage therapeutic candidates, sotatercept, luspatercept, dalantercept and ACE-083. These figures include in-licensed patents and patent applications to which we hold exclusive commercial rights.
Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. Our issued patents and pending applications with respect to our clinical stage therapeutic candidates will expire on dates ranging from 2026 to 2035, exclusive of possible patent term extensions, However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
Luspatercept Patent Coverage
We hold two issued patents covering the luspatercept composition of matter in the United States, one issued patent in Europe (registered in most countries of the European Patent Convention) and additional patents issued or pending in many other major jurisdictions worldwide, including Europe, Australia, Canada, Japan, China, South Korea, Brazil, Mexico, Russia and India. The expected expiration dates for these composition of matter patents are 2028 and 2029, exclusive of possible patent term extensions.
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
ACE-083 Patent Coverage
We hold two pending patent applications covering the ACE-083 composition of matter in the United States, which, if issued are expected to expire in 2029 and 2035, respectively, exclusive of possible patent term extensions. We hold additional pending patent applications covering the ACE-083 composition of matter in many other major jurisdictions worldwide, including Europe, Australia, Canada, Japan, China, South Korea, Brazil, Mexico, Russia and India. The expected expiration date for these patent applications, should they issue as patents, is 2035, exclusive of possible patent term extensions.
We also hold patent applications directed to a variety of uses for ACE-083, including the treatment of muscular dystrophies, such as facioscapulohumeral muscular dystrophy. The expected expiration date for these method of treatment patent applications, should they issue as patents, is 2035, exclusive of possible patent term extensions.
ACE-2494 Patent Coverage

We hold two pending patent applications covering the ACE-2494 composition of matter in the United States, which, if issued, are expected to expire in 2036 and 2037, respectively, exclusive of possible patent term extensions. These patent applications are also eligible for filing in major jurisdictions worldwide.
We also hold two pending patent applications in the United States directed to a variety of uses for ACE-2494, including the treatment of systemic muscle disorders which, if issued, are expected to expire in 2036 and 2037, respectively, exclusive of possible patent term extensions. These patent applications are also eligible for filing in major jurisdictions worldwide.
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
The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the drug candidate for a proposed indication. Under the Prescription Drug User Fee Act, as re-authorized most recently in July 2012, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. For fiscal year 2017, user fees for review of an application that requires clinical data, such as a BLA, are estimated at approximately $2.6 million, subject to certain limited deferrals, waivers, and reductions that may be available. The fees typically increase each year. Each BLA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the BLA is found complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA's established goal is to review 90% of priority BLA applications within six months after the application is accepted for filing and 90% of standard BLA applications within 10 months of the acceptance date, whereupon a review decision is to be made. The FDA, however, may not approve a drug candidate within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but a "complete response letter" that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facility or facilities at which the product is manufactured and will not approve the product unless the facility complies with cGMPs. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can extend the review process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. The FDA must approve a BLA supplement or a new BLA before a product may be marketed for other uses or before certain manufacturing or other changes may be made. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our therapeutic candidates under development.
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
Medicare Part B covers most injectable drugs given in an in-patient setting, and some drugs administered by a licensed medical provider in hospital outpatient departments and doctors' offices. Medicare Part B is administered by Medicare Administrative Contractors, which generally have the responsibility of making coverage decisions. Subject to certain payment adjustments and limits, Medicare generally pays for Part B covered drugs based on a percentage of manufacturer-reported average sales price.
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
Approximately 27 full time employees focus on our process development and manufacturing activities. We believe that our strategic investment in manufacturing capabilities allows us to advance our therapeutic candidates at a more rapid pace and provides us with more portfolio flexibility than if we used a contract manufacturer. The facility produces drug substance in a cost-effective manner while allowing us to retain control over the process and provides an ability to balance the requirements of multiple programs and avoid costly commitments of funds before clinical data are available.
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
We manufacture our therapeutic candidates using readily available raw materials and well established manufacturing procedures based on a standardized process modified for each of our therapeutic candidates. We produce our proteins in bioreactors using Chinese hamster ovary cells that have been genetically engineered to produce our specific therapeutic candidates. We then purify the proteins using industry standard methods, which include affinity chromatography and ultrafiltration operations. Processes developed within our facility have been successfully transferred to commercial facilities based on stainless steel bioreactors. For example, we have conducted comparability characterization on sotatercept between our Phase 2 material and material made at a commercial manufacturer and found them to be comparable.
We believe that we can scale our manufacturing processes to support our clinical development programs and the potential commercialization of our therapeutic candidates. For our early phase therapeutic candidates, we intend to continue to manufacture drug substance for preclinical testing and Phase 1 and Phase 2 clinical development at our current facilities. For the luspatercept Phase 3 clinical trials, we have transferred the process for Phase 3 production to Celgene, under the terms of our collaboration agreements. We also previously successfully transferred the manufacturing process for sotatercept to Celgene. Celgene uses contract manufacturers for Phase 3 supply of luspatercept, and we expect Celgene will use a contract manufacturer for commercial supply of luspatercept. We intend to contract with a third party manufacturer for the supply of dalantercept, ACE-083, and ACE-2494 for any Phase 3 clinical trials.
Employees
As of December 31, 2016, we had 121 full-time employees, 90 of whom are involved in research, development or manufacturing, and 29 of whom have Ph.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
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
We have incurred net losses during most fiscal periods since our inception. As of December 31, 2016, we had an accumulated deficit of $364.5 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities.
We anticipate that our expenses will increase in the future as we expand our discovery, research, development, manufacturing and commercialization activities. However, we also anticipate that these increased expenses will be partially offset by milestone payments we expect to receive under our agreements with Celgene and potentially by payments we may receive under new collaboration arrangements we may enter into with third parties for dalantercept, ACE-083, ACE-2494 or other therapeutic candidates. If we do not receive the anticipated milestone payments or do not enter into partnerships for dalantercept, ACE-083, ACE-2494 or other therapeutic candidates on acceptable terms, our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development, manufacturing and commercialization activities. There can be no assurance that we will enter into a new collaboration or achieve milestones and, therefore, no assurance our losses will not increase prohibitively in the future.
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
As of December 31, 2016, our cash, cash equivalents and investments were $234.4 million. We believe that we will continue to expend substantial resources for the foreseeable future developing dalantercept, ACE-083, ACE-2494 and new therapeutic candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates.
Celgene pays development, manufacturing and commercialization and certain patent costs for sotatercept and luspatercept. Other than those costs, our future capital requirements depend on many factors, particularly in connection with the development of our other therapeutic candidates including dalantercept, ACE-083 and ACE-2494:

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
Based on our current operating plan, we believe that our current cash, cash equivalents and investments will be sufficient to fund our projected operating requirements into the second half of 2019. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our therapeutic candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our therapeutic candidates.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or therapeutic candidates on terms unfavorable to us.
We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or therapeutic candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for dalantercept, ACE-083, ACE-2494 or any therapeutic candidates other than luspatercept or sotatercept, or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Regulatory Review and Approval of Our Therapeutic Candidates
If we or our partners do not obtain regulatory approval for our current and future therapeutic candidates, our business will be adversely affected.
Our therapeutic candidates will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any therapeutic candidates, we or our partners must demonstrate through extensive preclinical studies and clinical trials that the therapeutic candidate is safe and effective for use in each target indication. Clinical testing is expensive, time-consuming and uncertain as to outcome. We or our partners may gain regulatory approval for sotatercept, luspatercept, dalantercept, ACE-083, ACE-2494 or any other therapeutic candidate in some but not all of the territories available or some but not all of the target indications or may receive approval with limited labeling or boxed warnings, resulting in limited commercial opportunity for the approved therapeutic candidates, or we or they may never obtain regulatory approval for these therapeutic candidates.

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
Delays, including delays caused by the above factors, can be costly and could negatively affect our or Celgene's ability to complete a clinical trial. If we or Celgene are not able to successfully complete clinical trials of our therapeutic candidates, we will not be able to obtain regulatory approval and will not be able to commercialize our therapeutic candidates.
There is a high risk of clinical failure at any stage of clinical development, and we may never succeed in developing marketable products or generating product revenue.
Our encouraging preclinical and clinical results to date for sotatercept, luspatercept, dalantercept and ACE-083, and our encouraging preclinical results to date for ACE-2494, are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later and larger clinical trials or in clinical trials for different indications. If the results of our or our current or future partners' ongoing or future clinical trials are inconclusive with respect to the efficacy of our therapeutic candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our therapeutic candidates, we or our partner may be prevented or delayed in obtaining marketing approval for our therapeutic candidates. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay or prevent regulatory approval. Alternatively, even if we or our partners obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our partners may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy.
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
We and, for our Celgene partnered programs, Celgene, regularly request and receive guidance from the FDA and foreign regulators regarding the design or conduct of clinical trials with our therapeutic candidates. This guidance is not binding on these agencies and their policies and guidance could change substantially and unpredictably, potentially in a way that makes our clinical trials or our path to regulatory approval longer, more expensive or otherwise more difficult.
Any guidance that we or Celgene receive from the FDA or foreign regulators regarding the design or conduct of our or Celgene's clinical trials is not necessarily indicative of what these regulators will eventually require from us or Celgene to obtain regulatory approval of our therapeutic candidates. These regulators typically caution that any guidance received from them represents their then-current thinking, does not create or confer any rights to us or Celgene, and does not operate to bind the regulator. If later guidance that we or Celgene receive from the FDA or foreign regulators regarding our clinical trial design or conduct is materially different than the current guidance we have received from these regulators, we may need to change our clinical development plans and it may take longer, be more expensive or otherwise be more difficult to obtain FDA or foreign regulatory approval of our therapeutic candidates and our business may be materially harmed.
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
The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our therapeutic candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or not able to maintain regulatory compliance, we or our partners may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.
In the United States, luspatercept received Fast Track designation for the treatment of anemia in patients with lower-risk myelodysplastic syndromes, or MDS, for the treatment of patients with transfusion-dependent beta-thalassemia, and for the treatment of patients with non-transfusion-dependent beta-thalassemia, and dalantercept in combination with axitinib received Fast Track designation for the treatment of patients with advanced renal cell carcinoma. The FDA grants Fast Track designation to therapies that are considered capable of addressing unmet medical needs and possess the potential to treat serious or life-threatening disease conditions in order to facilitate its development and expedite the review procedure. The FDA has broad discretion in granting Fast Track designation, so even if we believe that a particular product candidate is eligible for such designation, the FDA could decide not to grant it. Even though luspatercept and dalantercept have received Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.
The Phase 3 MEDALIST and BELIEVE clinical trials may be delayed, suspended or terminated, or may not lead to marketing approval.
Celgene is currently conducting two Phase 3 clinical trials with luspatercept: one for the treatment of patients with lower risk MDS, the "MEDALIST" trial, and another for the treatment of patients with beta-thalassemia, the "BELIEVE" trial. These trials may not be successful and the delay or failure of either one of these clinical trials will materially harm our business. Celgene may experience delays in the conduct of these clinical trials, including delays related to clinical trial site initiation, patient enrollment, patients withdrawing from the trial, or drug supply. If patients experience adverse events while in these or other clinical trials with luspatercept, then one or both of the MEDALIST or BELIEVE trials may be delayed, suspended or terminated. Celgene may not achieve the primary endpoint for one or both trials, or may not achieve one or more secondary endpoints. Data from our luspatercept Phase 2 trials may not be predictive of results obtained in the MEDALIST or BELIEVE trials. Even if the primary endpoint is achieved, one or more health authorities may not approve luspatercept for the desired indication. The MEDALIST and BELIEVE trials were designed with input from health authorities in many different countries, but this guidance is not binding on these regulators, and it may be necessary to conduct one or more additional clinical trials in order to achieve marketing authorization in one or more regulatory jurisdictions. Guidance that we or Celgene receive from the FDA or foreign regulators regarding the design or conduct of the MEDALIST or BELIEVE clinical trials is not necessarily indicative of what these regulators will eventually require from us or Celgene to obtain regulatory approval of luspatercept in these indications. Any regulatory approvals that we or Celgene receive for luspatercept may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy.
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
OPDP prioritizes its actions based on the degree of risk to the public health, and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that OPDP typically sends to companies that violate its drug advertising and promotional guidelines: notice of violation letters, or untitled letters, and warning letters. In the case of an untitled letter, OPDP typically alerts the drug company of the violation and issues a directive to refrain from future violations, but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from OPDP, we or any of our current or future partners may inadvertently violate OPDP's guidelines in the future and be subject to a OPDP untitled letter or warning letter, which may have a negative impact on our business.

Risks Related to Our Reliance on Third Parties
We are dependent on Celgene for the successful development and commercialization of sotatercept and our most advanced therapeutic candidate, luspatercept. If Celgene does not devote sufficient resources to the development of luspatercept, discontinues development of luspatercept, is unsuccessful in its efforts, or chooses to terminate the luspatercept agreement with us, our business will be materially harmed.
We have entered into collaboration agreements with Celgene to develop and commercialize sotatercept and luspatercept. Pursuant to the sotatercept agreement, responsibility for all clinical and other product development activities and for manufacturing sotatercept has been transferred to Celgene. For luspatercept, we are responsible for conducting ongoing Phase 2 clinical trials in MDS, and we are also responsible for manufacturing supplies for Phase 1 and Phase 2 studies. Celgene will be responsible for all clinical development and manufacturing activities after such studies are completed. Celgene is responsible for paying 100% of worldwide development costs for sotatercept and luspatercept. We will co-promote sotatercept and luspatercept, if approved by the FDA and its counterparties, in North America. Celgene will be responsible for all commercialization costs, including the cost of our promotion activities.
Celgene is obligated to use commercially reasonable efforts to develop and commercialize sotatercept and luspatercept. Celgene may determine that it is commercially reasonable to develop and commercialize only luspatercept or sotatercept and discontinue the development or commercialization of the other therapeutic candidate, or Celgene may determine that it is not commercially reasonable to continue development of one or both of sotatercept and luspatercept. This may occur for many reasons, including internal business reasons or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data available to date, the FDA may impose requirements on a clinical trial program that would render the program commercially nonviable. In the event of any such decision, we would be unable to progress such program ourselves.
Under our collaboration agreements, once Celgene takes over development activities of a therapeutic candidate, it may determine the development plan and activities for that therapeutic candidate. We may disagree with Celgene about the development strategy it employs, but we will have no rights to impose our development strategy on Celgene. Similarly, Celgene may decide to seek regulatory approval for, and limit commercialization of, either or both of sotatercept and luspatercept to narrower indications than we would pursue. We would be prevented from developing or commercializing a candidate in an indication that Celgene has chosen not to pursue. More broadly, if Celgene elects to discontinue the development of sotatercept and/or luspatercept, we may be unable to advance the products ourselves.
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

•
Celgene may develop and commercialize, either alone or with others, products that are similar to or competitive with the therapeutic candidates that are the subject of its partnerships with us. For example, Celgene is currently commercializing and/or developing certain of its existing products, including lenalidomide and azacitidine, for certain MDS patients for which luspatercept is also being developed.

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

We currently have limited marketing, sales and distribution experience and capabilities and will be dependent upon Celgene to commercialize luspatercept and sotatercept.
We and Celgene share the obligations to commercialize luspatercept and sotatercept in the United States and we are solely dependent on Celgene to commercialize luspatercept and sotatercept outside of the United States. As a company without any commercial products, we have very limited marketing, sales and distribution experience and capabilities in the United States. To successfully commercialize luspatercept and sotatercept in the United States, we will need to rely extensively on Celgene, and we will need to establish our own adequate marketing, sales and distribution capabilities. Failure to establish these capabilities, whether due to insufficient resources or some other cause, will limit or potentially halt our ability to successfully commercialize any therapeutic candidates, and will adversely affect our financial results. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing, sales and distribution operations.
We and Celgene rely on third parties to conduct preclinical studies and clinical trials for our therapeutic candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our therapeutic candidates.
We design the clinical trials for dalantercept and ACE-083 and will do so for any future unpartnered therapeutic candidates such as ACE-2494, and we will continue to work with Celgene on any ongoing or future trials for sotatercept and luspatercept. However, we and Celgene rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. We and Celgene compete with many other companies for the resources of these third parties. The third parties on whom we and Celgene rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our therapeutic candidates.
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
In addition to our internal manufacturing, we rely on third-party manufacturers in the production and testing of our therapeutic candidates, and any failure by a third-party manufacturer may delay or impair our ability to complete clinical trials or commercialize our therapeutic candidates.
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
In addition, we contract with fill & finishing providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our contractors' ability to operate or lead to delays in our clinical development programs. We believe that our current fill & finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will agree. In addition, any delay in contracting for fill & finish services, or failure of the contract manufacturer to perform the services as needed, may delay clinical trials, registration and launches. Any such issues may have a substantial negative effect on our business.
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
Celgene is responsible for manufacturing sotatercept and luspatercept for future late-stage clinical trials. Celgene generally does not perform the manufacture of the drug substance or drug product for either sotatercept or luspatercept itself. Celgene has used and may continue to use contract manufacturers for the manufacture of drug substance and drug product for sotatercept and we have no expectation that Celgene plans to perform the manufacture of bulk drug substance or drug product for either sotatercept or luspatercept in the future. However, Celgene would have the right to manufacture sotatercept or luspatercept, itself or through the use of contract manufacturers. We understand that Celgene has entered into manufacturing arrangements for clinical and commercial supplies of sotatercept and luspatercept bulk drug substance with contract manufacturers with considerable biotherapeutics manufacturing experience, including manufacturing monoclonal antibodies through processes similar to those used for sotatercept. If any of these manufacturers is unwilling or unable to manufacture sufficient quantities of sotatercept and/or luspatercept to meet clinical or commercial demand, either for technical or business reasons, the development and commercialization of sotatercept and/or luspatercept may be delayed.
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
If we fail to establish and maintain additional strategic partnerships related to dalantercept, ACE-083, ACE-2494 or other therapeutic candidates, we will bear all of the risk and costs related to the development of any such therapeutic candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise for which we have not budgeted. This could negatively affect the development of any unpartnered therapeutic candidate.

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
We have in-licensed, and may in the future in-license, a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.
We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Our discovery and development platform is built, in part, around patents exclusively in-licensed from academic or research institutions. Certain of our in-licensed intellectual property also covers sotatercept and dalantercept. See "Business—Intellectual Property—In-Licenses" for a description of our license agreements.
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
Even if we or our current or future partners obtain regulatory approval for any of our existing therapeutic candidates or any therapeutic candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

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
In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders, including those in the United States, on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our current or future partners may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payers or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.
Recent and future healthcare reform legislation and other changes in the healthcare industry and in healthcare spending may adversely affect our business model.
Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting healthcare reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in 2010, and as evidenced by public discourse on the topic. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	public and market perceptions of our future business prospects, including future revenue and profitability;

•	the demand for any drug products for which we may obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to obtain coverage and reimbursement approval for a product;

•	our ability to generate revenues and achieve or maintain profitability; and

•	the level of taxes that we are required to pay.
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
There are products currently approved to treat patients with MDS, including iron chelation therapy, immunomodulators and various chemotherapeutic agents. In addition, erythropoiesis stimulating agents and red blood cell transfusions are extensively used to treat anemia in MDS. Luspatercept, if approved, will compete with these therapies. In addition, one or more products not currently approved for the treatment of anemia in MDS may in the future be granted marketing approval for the treatment of anemia in MDS or other conditions for which luspatercept might be approved, including Aranesp®, being developed by Amgen, which is in Phase 3 trials. While there are currently no drug products approved for the treatment of anemia in beta-thalassemia, red blood cell transfusions are extensively used and luspatercept, if approved, would compete with this therapy. Further, the future approval, in one or more regions, of a biosimilar product to one of our products could create substantial competition and have a material impact on our business. In addition, the success of gene and/or cell therapy in beta-thalassemia patients could materially reduce the potential patient population for luspatercept, especially in transfusion dependent patients.
While we anticipate that dalantercept, if approved for the treatment of cancer, would likely be approved in combination with certain VEGF pathway inhibitors that are currently approved for the treatment of various cancer types, dalantercept would compete with other products, including other angiogenesis inhibitors as well as immuno-oncology agents, approved for the treatment of these cancers.
If ACE-083 is approved for the treatment of neuromuscular disorders or other diseases characterized by a loss of muscle function, it could compete with a variety of other approaches to treating neuromuscular disorders or muscle loss that are currently in clinical trials, including, among others, a monoclonal antibody targeting the activin receptor type IIB, bimagrumab, being studied by Novartis to treat pathological muscle loss and weakness, and various myostatin monoclonal antibodies being studied to treat disuse muscle atrophy, cancer-related cachexia, and sarcopenia. We are conducting our first phase 2 trial of ACE-083 in patients with facioscapulohumeral muscular dystrophy, or FSHD. We are aware of competitors also developing products to treat this disease, including aTyr Pharma. If competitive products prove to be superior to ACE-083, our business may be harmed. (See "Business–Competition").
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
Undesirable side effects caused by our therapeutic candidates could cause us, Celgene or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. We and Celgene are currently conducting a number of clinical trials for our clinical stage therapeutic candidates. Serious adverse events deemed to be caused by our therapeutic candidates could have a material adverse effect on the development of our therapeutic candidates and our business as a whole. In the case of placebo-controlled clinical trials, if the rate of an adverse event or serious adverse event observed in the treatment group exceeds the rate of such adverse event or serious adverse event observed in the placebo-controlled group, then the FDA or other regulatory authorities may require the delay or termination of such clinical trial, or require the conduct of one or more additional clinical trials to further demonstrate the safety of the therapeutic candidate.
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
        Discovery and development of new therapeutic candidates is an unpredictable activity. We may not succeed in identifying new therapeutic candidates, and if we are unable to do so, our pipeline of clinical stage therapeutic candidates will be reduced in size, potentially harming our business. Our discovery efforts are primarily focused on IntelliTrap™ therapeutic candidates and antibodies. Except for ACE-2494, we have not otherwise previously manufactured or developed antibodies or IntelliTrap™ proteins, and we may not be successful at doing so. We may be unable to manufacture these therapeutic candidates, these therapeutic candidates may show unacceptable toxicity or pharmacokinetic properties, or these therapeutic candidates may not be safe or effective in clinical trials.

Risks Related to Our Business and Industry
If we fail to attract and keep senior management and key personnel, we may be unable to successfully develop our therapeutic candidates, conduct our clinical trials and commercialize our therapeutic candidates.
We are highly dependent on members of our senior management. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We do not maintain "key person" insurance for any of our executives or other employees.
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
We may experience a disruption of our business activities due to the transition to a new Chief Executive Officer.
Effective as of December 1, 2016, our board of directors appointed Habib Dable as President, Chief Executive Officer and a director following the retirement and resignation of John Knopf, Ph.D. as President, Chief Executive Officer, and a director. If we fail to effectively manage our leadership change, our financial condition, clinical program development, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
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
Our internal computer systems, or those of our partners, third-party CROs or other contractors or consultants, may fail or suffer data breaches and cyber-attacks, which could compromise our intellectual property or other sensitive information and could result in a material disruption of our therapeutic candidate development programs.
In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems and on the networks and systems of our partners, third-party CROs and other contractors or consultants, including our intellectual property and proprietary or confidential business information (such as research data and employee personal information) and confidential information with respect to our vendors and our partners. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against.

Our network and storage applications and those of our clinical research organizations, collaborators and vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our employees. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our clinical research organizations, collaborators and vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. While we have not experienced any such material security breaches or disruptions to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our partners' regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Risks Related to Our Common Stock
The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price at which you purchased them.
Since our initial public offering, the price of our common stock as reported on The NASDAQ Global Market has ranged from a low of $16.78 on November 6 and 8, 2013 to a high of $57.89 on January 22, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials of our therapeutic candidates, including sotatercept, luspatercept, dalantercept and ACE-083;

•	the timing of the release of results of our clinical trials that are being conducted by Celgene;

•	results of clinical trials of our competitors' products;

•	regulatory actions with respect to our products or our competitors' products;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts' projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our common stock by us, our insiders or our other stockholders;

•	speculation in the press or investment community;

•	announcement or expectation of additional financing efforts;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	actual or perceived changes in current or future market conditions for biopharmaceutical stocks; and

•	changes in general market and economic conditions.
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
We incur significant costs as a result of operating as a public company and complying with the Sarbanes-Oxley Act, and our management is required to devote substantial time to compliance initiatives. If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of NASDAQ have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting.
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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our corporate, research and development, manufacturing, and clinical trial operations are located in Cambridge, Massachusetts. We lease approximately 87,000 square feet of office and laboratory space in three adjacent buildings with aggregate monthly rent expense of approximately $0.3 million. Two of our leases expire in September 2018 and one lease expires in March 2021.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Stockholders
Our common stock has been listed on The NASDAQ Global Market under the symbol "XLRN" since September 19, 2013. Prior to that, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

	Common Stock Price
	2016		2015
	High	Low	High	Low
First Quarter	$48.05	$22.67	$43.00	$35.11
Second Quarter	$37.67	$25.49	$37.90	$26.94
Third Quarter	$40.70	$28.29	$36.31	$20.00
Fourth Quarter	$41.69	$24.77	$50.86	$21.93
_______________________________________________________________________________
As of January 31, 2017, there were approximately 95 holders of record of our common stock.
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

Performance Graph
The following graph shows a comparison from September 19, 2013 through December 31, 2016 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.
COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN(1)(2)
Among Acceleron Pharma Inc., the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index

______________________________________________________________________________

(1)
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Acceleron Pharma Inc. under the Securities Act of 1933, as amended.

(2)	$100 invested on September 19, 2013 in stock, or on August 31, 2013 in each index, including reinvestment of dividends.
Recent Sales of Unregistered Securities
We issued the following unregistered securities during the three months ended December 31, 2016:

•	In December 2016, we issued 271,616 shares of common stock upon the cashless exercise of warrants to purchase 332,211 shares of common stock.
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
The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from audited financial statements which are not included in this Annual Report on Form 10-K.
Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue:
Collaboration revenue:
License and milestone	$15,550	$1,184	$1,673	$43,948	$9,696
Cost-sharing, net	12,221	16,913	12,959	13,282	5,558
Total revenue	27,771	18,097	14,632	57,230	15,254
Costs and expenses:
Research and development	68,580	58,404	50,897	36,051	35,319
Litigation settlement	—	—	5,000	—	—
General and administrative	25,297	20,572	14,199	14,227	8,824
Total costs and expenses	93,877	78,976	70,096	50,278	44,143
(Loss) income from operations	(66,106)	(60,879)	(55,464)	6,952	(28,889)
Total other income (expense), net	9,116	(3,015)	4,205	(28,850)	(3,693)
Loss before income taxes	(56,990)	$(63,894)	(51,259)	$(21,898)	(32,582)
Income tax provision	(24)	—	$—	—	—
Net loss	$(57,014)	$(63,894)	$(51,259)	$(21,898)	$(32,582)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(57,014)	$(63,894)	$(51,259)	$(21,898)	$(32,582)
Accretion of dividends, interest, redemption value and issuance costs on redeemable convertible preferred stock	—	—	—	(19,870)	(27,061)
Gain on extinguishment of redeemable convertible preferred stock	—	—	—	2,765	—
Net loss applicable to common stockholders-basic and diluted	$(57,014)	$(63,894)	$(51,259)	$(39,003)	$(59,643)

Net loss per share applicable to common stockholders-basic and diluted(1)	$(1.52)	$(1.92)	$(1.63)	$(4.15)	$(24.84)

Weighted-average number of common shares used in computing net loss per share applicable to common stockholders-basic and diluted	37,430	33,303	31,515	9,407	2,401

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,950	$27,783	$176,460	$113,163	$39,611
Short and long-term investments	213,432	108,198	—	—	—
Total assets	247,647	146,337	186,296	123,732	49,212
Total current liabilities	16,149	14,491	9,253	18,162	38,802
Long-term deferred revenue	3,704	4,239	4,816	5,620	6,760
Long-term deferred rent	953	1,157	1,818	2,337	2,837
Long-term notes payable	—	—	—	9,048	16,525
Warrants to purchase redeemable convertible preferred stock	—	—	—	—	1,422
Warrants to purchase common stock	1,244	17,187	14,124	30,753	5,229
Redeemable convertible preferred stock	—	—	—	—	268,610
Total stockholder's equity (deficit)	225,597	109,263	156,285	57,812	(290,973)
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
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics to treat serious and rare diseases. Our research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta, or TGF-beta, protein superfamily. By combining our discovery and development expertise, including our proprietary knowledge of the TGF-beta superfamily, and our internal protein engineering and manufacturing capabilities, we have built a highly productive discovery and development platform that has generated innovative therapeutic candidates with novel mechanisms of action. These differentiated therapeutic candidates have the potential to significantly improve clinical outcomes for patients across many fields of medicine.
We have four internally discovered therapeutic candidates that are currently in clinical trials: luspatercept, sotatercept, dalantercept and ACE-083.
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is designed to promote red blood cell production through a novel mechanism, and we are developing luspatercept with Celgene to treat anemia and associated complications in myelodysplastic syndromes (MDS) and beta-thalassemia. Celgene is currently conducting two Phase 3 clinical trials for luspatercept: one for the treatment of patients with lower risk MDS, the "MEDALIST" trial, and another for the treatment of patients with beta-thalassemia, the "BELIEVE" trial. Clinical studies with sotatercept in chronic kidney disease have been deprioritized and we are evaluating other opportunities for the development of sotatercept. Celgene is responsible for paying 100% of the development costs for all clinical trials for luspatercept and sotatercept. We may receive up to an additional $545.0 million of potential development, regulatory and commercial milestone payments and, if these therapeutic candidates are commercialized, we will receive a royalty on net sales in the low-to-mid 20% range. We will co-promote luspatercept and sotatercept, if approved, in North America for which our commercialization costs will be entirely funded by Celgene.
We wholly own dalantercept and ACE-083, and we are independently developing these therapeutic candidates. We are currently evaluating dalantercept in combination with axitinib, a tyrosine kinase inhibitor of the VEGF pathway, in a Phase 2 clinical trial for the treatment of patients with renal cell carcinoma. ACE-083 is designed for the treatment of focal muscle disorder, and we are currently conducting a Phase 2 clinical trial with ACE-083 in patients with facioscapulohumeral dystrophy. We previously reported data from the Phase 1 clinical trial of ACE-083 showing marked increases in the volume of muscles treated with ACE-083.
In addition to our clinical programs, we are conducting research to identify new therapeutic candidates to bring forward into clinical trials. To this end, we implemented a new platform technology, IntelliTrap™, that is expanding our discovery efforts. We have nominated an IntelliTrap™ molecule, ACE-2494, as a candidate for clinical development and intend to initiate a Phase 1 clinical trial in healthy volunteers in 2017.
As of December 31, 2016, our operations have been funded primarily by $105.1 million in equity investments from venture investors, $337.3 million from public investors, $96.2 million in equity investments from our collaboration partners and $261.1 million in upfront payments, milestones, and net research and development payments from our collaboration partners. We estimate that we have spent approximately $68.6 million, $58.4 million, and $50.9 million on research and development for the years ended December 31, 2016, 2015, and 2014, respectively.
We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct clinical trials for dalantercept, ACE-083 and ACE-2494;

•	continue our preclinical studies and potential clinical development efforts of our existing and new preclinical therapeutic candidates;

•	continue research activities for the discovery of new therapeutic candidates;

•	manufacture therapeutic candidates for our preclinical studies and clinical trials;

•	seek regulatory approval for our therapeutic candidates; and

•	operate as a public company.
We will not generate revenue from product sales unless and until we or a partner successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates. We expect that this will take a number of years and is subject to significant uncertainty. All current and future development and commercialization costs for sotatercept and luspatercept are paid by Celgene. If we obtain regulatory approval for dalantercept, ACE-083, ACE-2494 or any future therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our therapeutic candidates.
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
From inception through December 31, 2016, we have incurred $465.1 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Expenses associated with sotatercept and luspatercept are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. We are expensing the costs of eight Phase 2 clinical trials for luspatercept, dalantercept, and ACE-083, of which the four for luspatercept are reimbursed by Celgene, and we are also expensing the costs of a Phase 1 clinical trial for ACE-083. With respect to the luspatercept Phase 3 clinical trials directly conducted by Celgene, we do not incur and are not reimbursed for expenses related to these development activities.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses during the years ended December 31, 2016, 2015 and 2014, were as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Luspatercept(1)	6,945	9,744	7,944
Dalantercept	6,757	8,864	7,526
ACE-083	4,973	3,293	5,111
ACE-2494	1,045	—	—
Total direct research and development expenses	19,720	21,901	20,581
Other expenses(2)	48,860	36,503	30,316
Total research and development expenses	$68,580	$58,404	$50,897
___________________________________________

(1)	Expenses associated with luspatercept are reimbursed 100% by Celgene. These reimbursements are recorded as revenue and are presented as cost-sharing, net.

(2)	Other expenses include unallocated employee and contractor-related expenses, facility expenses, lab supplies and miscellaneous expenses.
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

We continue to incur expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs associated with being a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our therapeutic candidates. Additionally, if and when we believe regulatory approval of a therapeutic candidate appears likely, to the extent that we are undertaking commercialization of such therapeutic candidate ourselves, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operation.
Other Income (Expense), Net
Other income (expense), net consists primarily of the re-measurement gain or loss associated with the change in the fair value of our common stock warrant liabilities and interest income earned on cash, cash equivalents and investments.

To estimate the fair value of our liability classified warrants, we use either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. We base the estimates in the pricing models, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield, and the fair value of the preferred stock or common stock underlying the warrants. The Monte Carlo simulation framework was used at December 31, 2016.

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
We periodically review the basis for our estimates, and we may change the estimates if circumstances change. These changes can significantly increase or decrease the amount of revenue recognized. As we apply our policy to our collaboration arrangements we make judgments which affected the pattern of revenue recognition. For instance, in our arrangement with Celgene, we are obligated to provide research and development services. We are recognizing revenue related to these research and development services over the estimated period of our performance, which was initially estimated to end in December 2014. The Company re-assessed the duration of its deliverables under the collaboration agreement and concluded we had completed the proof-of-concept trials for luspatercept under the Celgene collaboration in the first quarter of 2016.

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
We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (1) the expected volatility of our stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of a public market for our common stock prior to the completion of our initial public offering in September 2013, and resulting lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar publicly traded companies. For these analyses, we have selected companies with characteristics that we believe are comparable to ours, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period as the calculated expected term of our stock-based awards. During 2015 we began to estimate our volatility by using a blend of our stock price history, for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.
We also estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from estimates. We use historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest. For the year ended December 31, 2016, the Company applied an estimated forfeiture rate of approximately 3%, and for the years ended December 31, 2015 and 2014 the Company applied an estimated forfeiture rate of approximately 4%.
Stock-based compensation totaled approximately $18.6 million, $12.1 million and $4.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect the impact of our stock-based compensation expense for stock-based awards granted to employees and non-employees to grow in future periods due to the potential increases in the value of our common stock and headcount.
Warrants to Purchase Common Stock
As of December 31, 2016, we had warrants outstanding to purchase 64,483 shares of common stock, of which warrants to purchase 60,594 shares of our common stock contain a provision requiring an adjustment to the number of shares in the event we issue common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The anti-dilution feature requires the warrants to be classified as liabilities and measured at fair value, with changes in fair value recognized as a component of other income (expense). The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants to purchase common stock classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, when the warrants are deeply in the money, the Black-Scholes option pricing model. At each reporting period the Company evaluates the best valuation methodology. At December 31, 2016 the Monte Carlo simulation framework was used, and at December 31, 2015 and 2014 the Black-Scholes option pricing model was used. Any modifications to the warrant liabilities are recorded in earnings during the period of the modification. The significant assumptions used in estimating the fair value of our warrant liabilities include the exercise price, volatility of the stock underlying the warrant, risk-free interest rate, estimated fair value of the stock underlying the warrant, and the estimated life of the warrant. The common stock warrant liability was $1.2 million, $17.2 million and $14.1 million as of December 31, 2016, 2015 and 2014, respectively. At the end of each reporting period, we remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an (decrease) increase in fair value of $(7.3) million, $3.5 million and $(5.0) million for the years ended December 31, 2016, 2015 and 2014, respectively, which was recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The changes in value of the warrant liability were primarily due to fluctuations in the market price of our common stock.

Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2016	2015
Revenue:
Collaboration revenue:
License and milestone	$15,550	$1,184	$14,366
Cost-sharing, net	12,221	16,913	(4,692)
Total revenue (all amounts are with a related party)	27,771	18,097	9,674
Costs and expenses:
Research and development	68,580	58,404	10,176
General and administrative	25,297	20,572	4,725
Total costs and expenses	93,877	78,976	14,901
Loss from operations	(66,106)	(60,879)	(5,227)
Other income (expense), net	9,116	(3,015)	12,131
Loss before income taxes	(56,990)	(63,894)	6,904
Income tax provision	(24)	—	(24)
Net loss	$(57,014)	$(63,894)	$6,880

Revenue.    We recognized revenue of $27.8 million in the year ended December 31, 2016, compared to $18.1 million in the year ended December 31, 2015. All of the revenue in both periods was derived from the Celgene agreements. This $9.7 million increase was primarily due to the receipt of a $15.0 million milestone payment from Celgene for the initiation of a Phase 3 clinical trial with luspatercept, partially offset by a decrease in cost sharing revenue of $4.7 million primarily due to lower expenses for luspatercept clinical trials and toxicology studies compared to the prior year and increased luspatercept expenses during 2015 related to a bulk drug substance manufacturing campaign. Deferred revenue also decreased by $0.6 million as we complete our deliverables under the Celgene agreements.
Research and Development Expenses.    Research and development expenses were $68.6 million in the year ended December 31, 2016, compared to $58.4 million in the year ended December 31, 2015. This $10.2 million increase was primarily due to increases in personnel expenses totaling $8.5 million to support development of our wholly owned therapeutic candidates and preclinical programs, which includes an increase in stock-based compensation expense of $3.3 million. Other increases include licensing expense related to the achievement of our milestone totaling $0.9 million and miscellaneous research and drug supply expenses of $3.8 million. These increases were offset in part by a decrease in clinical trial expenses totaling $3.0 million.
General and Administrative Expenses.    General and administrative expenses were $25.3 million in the year ended December 31, 2016, compared to $20.6 million in the year ended December 31, 2015. The $4.7 million increase was primarily due to an increase in personnel expenses of $4.2 million, which includes an increase in stock-based compensation expense of $3.2 million, as well as an increase in professional fees of $0.5 million.
Other Income (Expense), Net.    Other income, net was $9.1 million in the year ended December 31, 2016, compared to $3.0 million of expense in the year ended December 31, 2015. This $12.1 million increase was primarily due to a decrease in the common warrant liability of $10.8 million due to the effect of marking the common warrant liability to market each period, and an increase in interest income of $1.3 million.
Income Tax Provision    Income tax provision is attributable to taxes on interest income from our investment portfolio.

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2015	2014
Revenue:
Collaboration revenue:
License and milestone	$1,184	$1,673	$(489)
Cost-sharing, net	16,913	12,959	3,954
Total revenue (all amounts are with a related party)	18,097	14,632	3,465
Costs and expenses:
Research and development	58,404	50,897	7,507
Litigation settlement	—	5,000	(5,000)
General and administrative	20,572	14,199	6,373
Total costs and expenses	78,976	70,096	8,880
Loss from operations	(60,879)	(55,464)	(5,415)
Other (expense) income, net	(3,015)	4,205	(7,220)
Net loss	$(63,894)	$(51,259)	$(12,635)

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
Research and Development Expenses.    Research and development expenses were $58.4 million in the year ended December 31, 2015, compared to $50.9 million in the year ended December 31, 2014. This $7.5 million increase was primarily due to an increase in personnel expenses of $3.2 million, including an increase of $2.8 million in stock compensation expense, an increase in clinical and toxicology expenses of $1.3 million and an increase of $2.5 million in miscellaneous expenses primarily for drug supply and outsourced research.
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
Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of December 31, 2016, we had an accumulated deficit of $364.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of December 31, 2016, our operations have been primarily funded by $105.1 million in equity investments from venture investors prior to our IPO, $337.3 million from public investors, $96.2 million in equity investments from our partners and $261.1 million in upfront payments, milestones, and net research and development payments from our collaboration partners.

On September 24, 2013, we completed our initial public offering, which consisted of the sale of 6,417,000 shares of our common stock, including 837,000 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares at a public offering price of $15.00 per share, resulting in net proceeds to us of $86.8 million. Also in September 2013, we completed a private placement of $10.0 million of our common stock at a price of $15.00 per share. Since becoming a public company, we have primarily funded our operations through public offerings. On January 28, 2014, we completed the sale of 2,760,000 shares of our common stock, including 360,000 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares at a public offering price of $50.00 per share, resulting in net proceeds to us of $129.2 million. On January 11, 2016, we completed the sale of 3,750,000 shares of our common stock, at a public offering price of $40.00 per share, resulting in net proceeds to us of approximately $140.4 million.
We entered into a venture debt facility on June 7, 2012 and, as of December 31, 2013 we had $16.9 million in venture debt outstanding. The debt facility was paid off in March 2014.
As of December 31, 2016, we had $234.4 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the years set forth below:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(44,695)	$(44,211)	$(53,220)
Investing activities	(108,805)	(108,971)	(514)
Financing activities	146,667	4,505	117,031
Net (decrease) increase in cash and cash equivalents	$(6,833)	$(148,677)	$63,297
Operating Activities.
Net cash used in operating activities was $44.7 million for the year ended December 31, 2016, and consisted primarily of a net loss of $57.0 million adjusted for non-cash items including a decrease in fair value of warrants of $7.3 million, stock-based compensation expense of $18.6 million, depreciation and amortization of $1.7 million, and a net increase due to changes in operating assets and liabilities of $0.7 million. The significant items in the change in operating assets and liabilities include an increase in prepaid expenses and other assets of $1.4 million, a decrease in collaboration receivables of $0.4 million, an increase in accounts payable of $0.6 million, and an decrease in deferred revenue of $0.5 million.
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
Investing Activities.
Net cash used in investing activities was $108.8 million, $109.0 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net cash used in investing activities during the year ended December 31, 2016 was due to us investing the proceeds from our public offering in January 2016, in which we raised net proceeds of $140.3 million. The increase for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to the implementation of our investment policy pursuant to which we began to invest the money raised in our September 2013 and January 2014 offerings, in marketable securities.
Financing Activities.
Net cash provided by financing activities was $146.7 million for the year ended December 31, 2016 and was primarily due to net proceeds from our January 2016 public offering of $140.3 million, as well as $6.0 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan.
Net cash provided by financing activities was $4.5 million for the year ended December 31, 2015 and was primarily due to $4.6 million in proceeds received from the exercise of stock options and warrants to purchase common stock and the issuance of common stock related to the employee stock purchase plan.

Net cash provided by financing activities was $117.0 million for the year ended December 31, 2014 and consisted of $129.2 million in net proceeds received from our follow on public offering and $4.2 million from the exercise of stock options and warrants, offset in part by $16.3 million of principal repayments to pay off our venture debt credit facility.
Operating Capital Requirements
To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We will not generate revenue from product sales unless and until we or our partners obtain regulatory approval of and commercialize one of our current or future therapeutic candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek and obtain regulatory approvals for, dalantercept, ACE-083, ACE-2494 and any future therapeutic candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of therapeutic candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We anticipate that we will need additional funding in connection with our continuing operations.
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
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the achievement of milestones under our agreement with Celgene;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;

•	the number and characteristics of therapeutic candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our therapeutic candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the costs involved in defending and prosecuting litigation regarding in-licensed intellectual property.
Contractual Obligations and Commitments
The following is a summary of our long-term contractual cash obligations as of December 31, 2016.

(in thousands)	Total	2017	2018 through 2019	2020 through 2021	After 2021
Operating lease obligations(1)	$9,584	$4,547	$4,217	$821	$—
Total	$9,584	$4,547	$4,217	$821	$—
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

Net Operating Loss (NOL) Carryforwards
We have deferred tax assets of approximately $136.5 million as of December 31, 2016, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards, research and development tax credit carryforwards, and deferred revenue, accruals and other temporary differences. As of December 31, 2016, we had federal NOL carryforwards of approximately $339.3 million and state NOL carryforwards of $293.7 million available to reduce future taxable income, if any. These federal and state NOL carryforwards expire at various times through 2036. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection with our public offerings or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be limited or lost. For additional information about our taxes, see Note 13 to the financial statements in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2016 and December 31, 2015, we had cash, cash equivalents and investments of $234.4 million and $136.0 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
Item 8.    Financial Statements and Supplementary Data
All financial statements and supplementary data required to be filed hereunder are filed as listed under Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by this reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective.
Management's Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Acceleron Pharma Inc.

We have audited Acceleron Pharma Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Acceleron Pharma Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Acceleron Pharma Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acceleron Pharma Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of Acceleron Pharma Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 1, 2017
Item 9B.    Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2017 Proxy Statement, which we expect to file with the SEC no later than May 1, 2017.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference to our 2017 Proxy Statement.
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated herein by reference to our 2017 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to our 2017 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to our 2017 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to our 2017 Proxy Statement.

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
Item 16.    Form 10-K Summary
None.

Acceleron Pharma Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Acceleron Pharma Inc.

We have audited the accompanying consolidated balance sheets of Acceleron Pharma Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acceleron Pharma Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acceleron Pharma Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 1, 2017

Acceleron Pharma Inc.
Consolidated Balance Sheets
(amounts in thousands except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$20,950	$27,783
Short-term investments	118,740	77,064
Collaboration receivables (all amounts are with a related party)	3,234	3,628
Prepaid expenses and other current assets	3,862	2,458
Total current assets	146,786	110,933
Property and equipment, net	5,201	3,106
Long-term investments	94,692	31,134
Restricted cash	946	796
Other assets	22	368
Total assets	$247,647	$146,337
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,590	$875
Accrued expenses	13,249	12,400
Deferred revenue	541	555
Deferred rent	769	661
Total current liabilities	16,149	14,491
Deferred revenue, net of current portion	3,704	4,239
Deferred rent, net of current portion	953	1,157
Warrants to purchase common stock	1,244	17,187
Total liabilities	22,050	37,074
Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 38,251,826 and 33,313,355, shares issued and outstanding at December 31, 2016 and 2015, respectively	39	34
Additional paid-in capital	590,474	416,926
Accumulated deficit	(364,491)	(307,477)
Accumulated other comprehensive loss	(425)	(220)
Total stockholders' equity	225,597	109,263
Total liabilities and stockholders' equity	$247,647	$146,337
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Collaboration revenue:
License and milestone	$15,550	$1,184	$1,673
Cost-sharing, net	12,221	16,913	12,959
Total revenue (all amounts are with a related party)	27,771	18,097	14,632
Costs and expenses:
Research and development	68,580	58,404	50,897
Litigation settlement	—	—	5,000
General and administrative	25,297	20,572	14,199
Total costs and expenses	93,877	78,976	70,096
Loss from operations	(66,106)	(60,879)	(55,464)
Other income (expense):
Other income (expense), net	7,262	(3,527)	5,044
Interest income	1,854	512	83
Interest expense	—	—	(922)
Total other income (expense), net	9,116	(3,015)	4,205
Loss before income taxes	(56,990)	(63,894)	(51,259)
Income tax provision	(24)	—	—
Net loss	$(57,014)	$(63,894)	$(51,259)
Other comprehensive loss:
Net unrealized holding losses on short-term and long-term investments during the period	(205)	(220)	—
Comprehensive loss	$(57,219)	$(64,114)	$(51,259)

Net loss per share - basic and diluted	$(1.52)	$(1.92)	$(1.63)

Weighted-average number of common shares used in computing net loss per share -basic and diluted	37,430	33,303	31,515

See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands except share and per share data)

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2013	28,348,630	$29	$250,107	$(192,324)	$—	$57,812
Issuance of common stock, net of expenses of $554	2,760,000	3	129,171	—	—	129,174
Stock-based compensation	—	—	4,778	—	—	4,778
Exercise of stock options	853,507	1	3,207	—	—	3,208
Net exercise of warrants to purchase common stock	303,204	—	7,422	—	—	7,422
Exercise of warrants to purchase common stock	166,684	—	5,150	—	—	5,150
Net loss	—	—	—	(51,259)	—	(51,259)
Balance at December 31, 2014	32,432,025	33	399,835	(243,583)	—	156,285
Stock-based compensation	—	—	12,075	—	—	12,075
Exercise of stock options	837,361	1	3,962	—	—	3,963
Issuance of common stock related to ESPP	23,787	—	589	—	—	589
Net exercise of warrants to purchase common stock	20,182	—	465	—	—	465
Unrealized loss on available-for-sale securities	—	—	—	—	(220)	(220)
Net loss	—	—	—	(63,894)	—	(63,894)
Balance at December 31, 2015	33,313,355	34	416,926	(307,477)	(220)	109,263
Stock-based compensation	—	—	18,557	—	—	18,557
Issuance of common stock, net of expenses of $665	3,750,000	4	140,340	—	—	140,344
Exercise of stock options	885,075	1	5,311	—	—	5,312
Issuance of common stock related to ESPP	30,671	—	658	—	—	658
Net exercise of warrants to purchase common stock	272,725	—	8,682	—	—	8,682
Unrealized loss on available-for-sale securities	—	—	—	—	(205)	(205)
Net loss	—	—	—	(57,014)	—	(57,014)
Balance at December 31, 2016	38,251,826	$39	$590,474	$(364,491)	$(425)	$225,597
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net loss	$(57,014)	$(63,894)	$(51,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,676	1,176	1,118
Loss on disposition of property and equipment	6	34	25
Stock-based compensation	18,557	12,075	4,778
Accretion of deferred interest	—	—	(536)
Amortization of deferred debt issuance costs	—	—	36
Change in fair value of warrants	(7,262)	3,528	(5,037)
Net amortization of premium on investments	(14)	(406)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,411)	7	(255)
Collaboration receivables	394	(261)	249
Accounts payable	644	151	(161)
Accrued expenses	524	4,976	(17)
Deferred revenue	(549)	(1,184)	(1,673)
Deferred rent	(96)	(519)	(499)
Restricted cash	(150)	106	11
Net cash used in operating activities	(44,695)	(44,211)	(53,220)
Investing Activities
Purchase of investments	(218,314)	(134,697)	—
Proceeds from sales and maturities of investments	112,889	26,685	—
Purchases of property and equipment	(3,380)	(959)	(514)
Net cash used in investing activities	(108,805)	(108,971)	(514)
Financing Activities
Proceeds from issuance of common stock from public offering, net of issuance costs	140,697	(47)	129,174
Payments of long-term debt	—	—	(16,331)
Proceeds from issuances of common stock related to employee stock purchase plan	658	589	—
Proceeds from exercise of stock options and warrants to purchase common stock	5,312	3,963	4,188
Net cash provided by financing activities	146,667	4,505	117,031
Net (decrease) increase in cash and cash equivalents	(6,833)	(148,677)	63,297
Cash and cash equivalents at beginning of year	27,783	176,460	113,163
Cash and cash equivalents at end of year	$20,950	$27,783	$176,460
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—	$1,574
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of warrant liability to additional paid-in capital	$8,682	$465	$11,592
Capitalized follow-on public offering costs included in accrued expenses	$—	$306	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$397	$270	$11
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1. Nature of Business
Acceleron Pharma Inc. (Acceleron or the Company) is a Cambridge, Massachusetts-based clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics to treat serious and rare diseases. The Company's research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta (TGF-beta) protein superfamily. By combining its discovery and development expertise, including its proprietary knowledge of the TGF-beta superfamily, and its internal protein engineering and manufacturing capabilities, the Company has built a highly productive discovery and development platform that has generated innovative therapeutic candidates with novel mechanisms of action. The Company has four internally discovered therapeutic candidates that are currently in clinical trials.
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, the risk that the Company never achieves profitability, the need for substantial additional financing, the risk of relying on third parties, risks of clinical trial failures, dependence on key personnel, protection of proprietary technology and compliance with government regulations.
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

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

Collaboration Receivable
Credit is extended to customers based upon an evaluation of the customer's financial condition. Collaboration receivables are recorded at net realizable value. The Company does not charge interest on past due balances. Collaboration receivables are determined to be past due when the payment due date is exceeded. The Company utilizes a specific identification accounts receivable reserve methodology based on a review of outstanding balances and previous activities to determine the allowance for doubtful accounts. The Company charges off uncollectible receivables at the time the Company determines the receivable is no longer collectible. The Company did not have an allowance for doubtful accounts at December 31, 2016 or 2015.
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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at December 31, 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the years ended December 31, 2016, 2015 and 2014.
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
The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2016 and December 31, 2015 was $172.2 million and $89.7 million, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of December 31, 2016 and December 31, 2015 was $5.5 million and zero, respectively. The aggregate unrealized loss for those securities in an unrealized loss position for more than twelve months was $2,000 and zero, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2016 and December 31, 2015.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

Concentrations of Credit Risk and Off-Balance Sheet Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash, short-term and long-term investments and collaboration receivables. The Company maintains its cash and cash equivalent balances and short-term and long-term investments with financial institutions that management believes are creditworthy. Short-term and long-term investments consist of investment grade corporate obligations, treasury notes, asset backed securities, and certificates of deposit. The Company's investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentrations of credit risk.
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
Disclosure of Fair Value of Financial Instruments
The Company's financial instruments include cash, cash equivalents, short-term and long-term investments, collaboration receivables, accounts payable, and accrued expenses. See discussion below on the determination of the fair value of the Company's common stock warrants and short-term and long-term investments. The carrying value of the remainder of the Company's financial instruments approximated their fair values at December 31, 2016 and 2015 due to the short-term nature of these instruments. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.
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
Items measured at fair value on a recurring basis include short-term and long-term investments (Note 5), and warrants to purchase common stock (Note 7). During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs.
The following tables set forth the Company's financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of December 31, 2016 and 2015 and (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$19,818	$—	$—	$19,818
Corporate obligations	—	88,492	—	88,492
U.S. Treasury securities	—	33,968	—	33,968
Certificates of deposit	—	23,373	—	23,373
Mortgage and other asset backed securities	—	67,599	—	67,599
Restricted cash	946	—	—	946
Total assets	$20,764	$213,432	$—	$234,196
Liabilities:
Warrants to purchase common stock	$—	$—	$1,244	$1,244
Total liabilities	$—	$—	$1,244	$1,244

	December 31, 2015
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$24,811	$—	$—	$24,811
Corporate obligations	—	67,706	—	67,706
U.S. Treasury securities	—	10,991	—	10,991
Certificates of deposit	—	16,776	—	16,776
Mortgage and other asset backed securities	—	13,228	—	13,228
Restricted cash	796	—	—	796
Total assets	$25,607	$108,701	$—	$134,308
Liabilities:
Warrants to purchase common stock	$—	$—	$17,187	$17,187
Total liabilities	$—	$—	$17,187	$17,187

The money market funds noted above are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2016 and 2015.
The following table sets forth a summary of changes in the fair value of the Company's common stock warrant liabilities, which represent a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

	Year Ended December 31,
	2016	2015
Beginning balance	$17,187	$14,124
Change in fair value	(7,262)	3,528
Exercises	(8,681)	(465)
Ending balance	$1,244	$17,187
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. The Black-Scholes method of valuation involves using inputs such as the fair value of the Company's stock, stock price volatility, the contractual term of the warrants, risk free interest rates, and dividend yields. At each reporting period the Company evaluates the best valuation methodology. At December 31, 2016, the Monte Carlo simulation framework was used, and at December 31, 2015 and 2014, the Black-Scholes option pricing model was used. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.
See Note 7 for further discussions of the accounting for the warrants, as well as for a summary of the significant inputs and assumptions used to determine the fair value of the warrants.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2016 or 2015.
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
The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2016, 2015 and 2014.
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
Years Ended December 31, 2016, 2015 and 2014

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
Years Ended December 31, 2016, 2015 and 2014

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
Stock-Based Compensation
At December 31, 2016, the Company had two stock-based compensation plans, which are more fully described in Note 11. The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718), which requires the recognition of expense related to the fair value of stock-based compensation awards in the consolidated statements of operations and comprehensive loss.
For stock options issued to employees and members of the Company's board of directors (the Board) for their services on the Board, the Company estimates the grant date fair value of each option using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method when it is probable that the performance condition will be achieved. If achievement of the performance condition is not probable, but the award will vest based on the service condition, expense is recognized over the requisite service period. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
See Note 11 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company's stock-based compensation plans for the year ended December 31, 2016.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016 or 2015, the Company does not have any significant uncertain tax positions.
Net Income (Loss) Per Share
The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2016, 2015 and 2014, the Company has excluded the effects of all potentially dilutive shares, which include outstanding common stock options, warrants for common stock, common stock issuable under the employee stock purchase plan, and restricted stock units, from the weighted-average number of common shares outstanding as their inclusion in the computation for these years would be anti-dilutive due to net losses incurred.
The following is a summary of the common stock equivalents which were excluded from the calculation of diluted net loss per share for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Outstanding stock options	3,316	3,191	3,230
Common stock warrants	64	398	422
Shares issuable under employee stock purchase plan	23	15	14
Restricted stock units	732	521	—
	4,135	4,125	3,666
Comprehensive Income (Loss)

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of unrealized holdings gains (losses) on investments as of December 31, 2016 and 2015.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The Company will adopt this standard on January 1, 2017, and the adoption is not expected to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share based payments, including income tax consequences, classification of awards as either equity, or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt this standard on January 1, 2017, and the adoption is not expected to have a material impact on its consolidated financial statements.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income to be presented at the net amount expected to be collected. An allowance for credit losses

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and required retrospective application. The Company is currently assessing the impact that adopting ASU 2016-18 will have on its consolidated financial statements and related disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. This new standard is intended to clarify guidance or correct references in the Accounting Standards Codification that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. The amendments of the standard that require transition guidance are effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. All other amendments were effective immediately. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
3. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$1,260	$1,163
Office equipment	519	260
Laboratory equipment	13,204	11,458
Leasehold improvements	11,126	9,990
Construction in progress	849	390
Total property and equipment	26,958	23,261
Accumulated depreciation and amortization	(21,757)	(20,155)
Property and equipment, net	$5,201	$3,106
Depreciation and amortization expense was $1.7 million, $1.2 million and $1.1 million for the years ending December 31, 2016, 2015 and 2014 respectively.
4. Restricted Cash
As of December 31, 2016, and 2015, the Company maintained letters of credit totaling $0.9 million and $0.8 million respectively, held in the form of certificates of deposit as collateral for the Company's facility lease obligations and its credit cards.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

5. Cash, Cash Equivalents and Short-term and Long-term Investments
The following is a summary of cash, cash equivalents and available-for-sale securities as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$20,950	$—	$—	$20,950
Available-for-sale securities:
Corporate obligations due in one year or less	45,839	1	(58)	45,782
Corporate obligations due in more than one year	42,895	—	(185)	42,710
U.S. Treasury securities due in one year or less	22,490	—	(10)	22,480
U.S. Treasury securities due in more than one year	11,541	—	(53)	11,488
Certificates of deposit due in one year or less	13,562	—	—	13,562
Certificates of deposit due in more than one year	9,811	—	—	9,811
Mortgage and other asset backed securities due in one year or less	36,948	—	(32)	36,916
Mortgage and other asset backed securities due in more than one year	30,771	—	(88)	30,683
Total available-for-sale securities	$213,857	$1	$(426)	$213,432
Total cash, cash equivalents and available-for-sale securities	$234,807	$1	$(426)	$234,382

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$27,783	$—	$—	$27,783
Available-for-sale securities:
Corporate obligations due in one year or less	53,243	—	(81)	53,162
Corporate obligations due in more than one year	14,112	—	(72)	14,040
U.S. Treasury securities due in one year or less	6,016	—	(4)	6,012
U.S. Treasury securities due in more than one year	4,995	—	(15)	4,980
Certificates of deposit due in one year or less	11,890	—	—	11,890
Certificates of deposit due in more than one year	4,886	—	—	4,886
Mortgage and other asset backed securities due in one year or less	6,010	—	(10)	6,000
Mortgage and other asset backed securities due in more than one year	7,266	—	(38)	7,228
Total available-for-sale securities	$108,418	$—	$(220)	$108,198
Total cash, cash equivalents and available-for-sale securities	$136,201	$—	$(220)	$135,981

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Research and development related	$5,238	$4,938
Employee compensation	4,840	3,551
Professional services	739	1,198
Other	2,432	2,713
	$13,249	$12,400
7. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	December 31, 2016	December 31, 2015	Price Per Share	Expiration	December 31, 2016	December 31, 2015
Warrants to purchase common stock	61	393	$5.88	June 10, 2020 - July 9, 2020	Liability(2)	Liability(2)
Warrants to purchase common stock	4	5	4.00 - 7.40	March 28, 2017 - December 31, 2017	Equity(1) (3)	Equity(1) (3)
All warrants	65	398	$5.91
______________________________________________________________________

(1)	In March 2016, the warrant holders exercised warrants to purchase 1,317 shares of Common Stock on a net basis, resulting in the issuance of 1,109 shares of Common Stock.

(2)	In December 2016, the warrant holders exercised warrants to purchase 332,211 shares of Common Stock on a net basis, resulting in the issuance of 271,616 shares of Common Stock.

(3)
Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to December 31, 2012. See discussion below for further details.

In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company's common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the consolidated statements of operations and comprehensive loss for each reporting period thereafter. The fair value of the common stock warrants was recorded as a discount to the preferred stock issued, and the preferred stock was accreted to the redemption value. At the end of each reporting period, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an increase (decrease) in fair value of $(7.3) million, $3.5 million and $(5.0) million, respectively, which was recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2016, 2015 and 2014. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. All outstanding warrants were fully vested and exercisable as of December 31, 2016.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

In connection with various financing transactions that were consummated in periods prior to December 31, 2016 the Company issued warrants to purchase up to 12,634 shares of common stock. The awards of warrants to purchase shares of common stock are accounted for as equity instruments. The warrants are exercisable at any time through their respective expiration dates. The fair value at issuance was calculated using the Black-Scholes option-pricing model, and was charged to interest expense during the periods the related debt was outstanding. As of December 31, 2016, 3,889 warrants remain outstanding and expire at various dates through December 31, 2017.
8. Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases that expire at various dates through March 2021. All of the Company's leases contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In addition, the Company received certain lease incentives, and recorded these incentives as deferred rent, which is amortized as a reduction of rent expense over the life of the lease. Rent expense of approximately $3.2 million, $3.4 million and $3.3 million were incurred during the years ended December 31, 2016, 2015 and 2014, respectively.
Future annual minimum lease payments as of December 31, 2016, are as follows (in thousands):

2017	$4,547
2018	3,577
2019	640
2020	656
2021	165
Total	$9,585
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. Except as discussed below, the Company was not subject to any material legal proceedings during the years ended December 31, 2016, 2015 and 2014, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
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
The Company moved to dismiss the complaint on December 3, 2012. The Court denied the Company’s motion on February 28, 2013. On March 14, 2013, the Company answered the complaint and asserted patent invalidity counterclaims. On the basis of those counterclaims, the Company removed the action on March 28, 2013 to the United States District Court for the District of Massachusetts. The parties reached an agreement on a stipulation as to certain patent issues raised in the action, and the Company dismissed its counterclaims. The Court held an initial scheduling conference on May 30, 2013, and the fact discovery was closed.
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
Years Ended December 31, 2016, 2015 and 2014

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
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2016 and 2015, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 10 for discussion of these arrangements.
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
9. Stockholders' Equity
On September 24, 2013, the Company completed its initial public offering (IPO) whereby the Company sold 6,417,000 shares of common stock, including 837,000 shares of common stock sold by the Company pursuant to the underwriters' full exercise of their option to purchase additional shares, at a public offering price of $15.00 per share, resulting in net proceeds received by the Company of $86.8 million. Also, in September 2013, the Company completed a private placement of $10.0 million of its common stock at a price of $15.00 per share.
On January 28, 2014, the Company completed the sale of 2,760,000 shares of its common stock, including 360,000 shares of common stock sold by the Company pursuant to the underwriters full exercise of their option to purchase additional shares, at a public offering price of $50.00 per share, resulting in net proceeds to the Company of $129.2 million.
On January 11, 2016, the Company completed the sale of 3,750,000 shares of common stock at a public offering price of $40.00 per share, resulting in net proceeds to the Company of approximately $140.3 million.
Preferred Stock
The Company’s certificate of incorporation authorizes the Board to issue up to 25,000,000 shares of preferred stock from time to time in one or more series.  The rights, preferences, restrictions, qualifications and limitations of such stock are determined by the Board. As of December 31, 2016 no shares are issued or outstanding.
Common Stock
The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.
The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board. No dividends have been declared or paid by the Company through December 31, 2016.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

Common Stock Reserved for Future Issuance
At December 31, 2016, the Company has reserved for future issuance the following number of shares of common stock (in thousands):

December 31, 2016
Outstanding stock options to purchase common stock	3,316
Outstanding restricted stock units	732
Shares available for future issuance under stock option plans	1,997
Warrants to purchase common stock	64
Shares available for future issuance under the employee stock purchase plan	221
Additional shares reserved for unissued, but designated, Preferred Stock	25,000
Total shares of authorized common stock reserved for future issuance	31,330
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
The Company retained responsibility for research and development through the end of Phase 2a clinical trials, as well as manufacturing the clinical supplies for these trials. These activities were substantially completed in 2011. Celgene will be responsible for any Phase 3 clinical trials, as well as additional Phase 2 clinical trials, and will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third-party contract manufacturing organizations. Under the agreement, the Company was eligible to receive clinical milestones of up to $88.0 million, regulatory milestones of up to $272.0 million, and commercial milestones of up to $150.0 million for sotatercept. Clinical milestone payments are triggered upon initiation of a defined phase of clinical research for a therapeutic candidate. Regulatory milestone payments are triggered upon the acceptance of the marketing application and upon the approval to market a therapeutic candidate by the Food and Drug Administration (FDA) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by Celgene in countries outside of North America. In addition, to the extent sotatercept is commercialized, the Company would be entitled to receive tiered royalty payments in the low-to-mid twenty percent range of net sales from sales generated from all geographies. Royalty payments are subject to certain reductions, including for entry of a generic product onto the market.
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
Years Ended December 31, 2016, 2015 and 2014

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
In connection with entering into the Sotatercept Agreement, Celgene purchased 457,875 shares of Series C-1 redeemable convertible preferred stock (Series C-1 Preferred Stock) at the aggregate purchase price of $5.0 million. The Series C-1 Preferred Stock was purchased at an amount that was deemed to represent fair value at the time of purchase. Per our agreement and concurrent with the IPO, Celgene purchased 666,667 shares of Common Stock at the IPO offer price of $15.00 per share for $10.0 million.
Commensurate with the execution of the Luspatercept Agreement described below, the Company and Celgene agreed to modify the terms of the Sotatercept Agreement. The modified terms included: (1) a change to the responsibility for development costs to align with the Luspatercept Agreement, with Celgene responsible for more than half of the worldwide costs through December 31, 2012, and 100% of the development costs thereafter, (2) future contingent development milestones for sotatercept were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $27.0 million and regulatory milestones of $190.0 million from a four-category (various cancer indications) structure and, (3) future contingent development milestones for option compounds were amended to a two-category (oncology and non-oncology) structure with potential future clinical milestones of $25.5 million and regulatory milestones of $142.5 million from a four-category (various cancer indications) structure, and (4) an option to buy down tiered royalty payments on both sotatercept and luspatercept with a one-time $25.0 million payment on or prior to January 1, 2013. The potential commercial milestones remained unchanged. To date, the Company has received $43.7 million in research and development funding and milestone payments for sotatercept under the original and modified agreements. The next likely clinical milestone payment would be $10.0 million and result from Celgene's start of a Phase 3 study.
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
Years Ended December 31, 2016, 2015 and 2014

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
Through December 31, 2016, the Company has received $87.2 million in research and development funding and milestone payments for luspatercept. The next likely clinical milestone payment would be $25.0 million and result from the U.S. Food and Drug Administration or European Medical Association acceptance of a Biologics Licensing Application or equivalent for luspatercept in either myelodysplastic syndromes or beta-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia. Accordingly, there is no assurance that the Company will generate future value from additional programs.
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
Years Ended December 31, 2016, 2015 and 2014

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
During 2011, the Company achieved a $7.5 million clinical milestone under its Luspatercept Agreement, related to the dosing of the first patient in a multiple-dose clinical trial. The Company evaluated the milestone and determined that it was not substantive, as there was no significant uncertainty to achieving the milestone upon execution of the Luspatercept Agreement. As such, the Company allocated the $7.5 million payment based on the allocation of arrangement consideration determined at the execution date of the Luspatercept Agreement and amended Sotatercept Agreement. Based on this allocation, the Company recognized $4.8 million of the payment upon achievement, with the remaining $2.7 million recognized as revenue as the undelivered elements are delivered, consistent with the treatment of the up-front payment. During February 2016, the Company achieved a $15.0 million clinical milestone under its Luspatercept Agreement, related to the initiation of a Phase 3 clinical trial with Luspatercept. The Company evaluated the milestone and determined that it was substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, recognized the $15.0 million payment in revenue during

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

the year ended December 31, 2016. The remaining development milestones under the Luspatercept and Sotatercept Agreements were deemed to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve the milestones, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.5 million, $1.2 million and $1.7 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.
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
Pursuant to the terms of the agreement, Celgene and the Company share development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and luspatercept until December 31, 2012 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. Payments by the Company to Celgene for research and development costs incurred by Celgene are recorded as a reduction to cost-sharing revenue. During the years ended December 31, 2016, 2015 and 2014, the Company recorded net cost-sharing revenue of $12.2 million, $16.9 million and $13.0 million, respectively.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004, to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company's research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products developed under the licenses. During the years ended December 31, 2016, 2015 and 2014, the Company paid and expensed milestones and fees defined under the agreement totaling $0.1 million, $0.1 million and $0.1 million, respectively, which is recorded as research and development expense.
In 2006, the Company entered into another license agreement with certain individuals for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the individuals. The Company agreed to pay specified development and sales milestone payments aggregating up to $1.0 million relating to the development and commercialization of dalantercept. In addition, the Company is required to pay royalties in the low single-digits on worldwide net product sales of dalantercept, with royalty obligations continuing at a 50% reduced rate for a period of time after patent expiration. If the Company sublicenses its patent rights, it will owe a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. During the years ended December 31, 2016, 2015 and 2014, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
During 2012, the Company executed a license agreement with a research institution for an exclusive, sublicensable, worldwide, royalty-bearing license. The Company is obligated to pay development milestones and commercial milestone fees related to dalantercept totaling up to $1.0 million. The Company will also pay $25,000 annually upon first commercial sale as well as royalties of 1.5% of net sales on any products developed under the patents. During the years ended December 31, 2016, 2015 and 2014, the Company paid and expensed milestones and fees defined under the agreement totaling $10,000, $30,000, and zero, respectively, which is recorded as research and development expense.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront and research fee of $0.3 million upon execution of the agreement and the Company is obligated to pay additional research fees of approximately $0.6 million over approximately the next year, depending on the success of the research program. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the years ended December 31, 2016, 2015, and 2014, the Company expensed milestones and fees totaling $1.0 million, $1.4 million, and $0.6 million, which is recorded as research and development expense.
11. Stock-Based Compensation
At December 31, 2016, the Company had two stock-based compensations plans, which are more fully described below.
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
On September 4, 2013, the Board and stockholders approved the adoption of the 2013 Equity Incentive Plan (the 2013 Plan). The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2013 Plan which is comprised of (i) the remaining 155,884 shares reserved for issuance under the 2003 Plan and (ii) an additional 1,344,116 shares. The 2013 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2014, by the lesser of (i) 3,150,000 shares, or (ii) 4% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31st. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. The number of options available for future grant was 1,996,568 at December 31, 2016.
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
Additionally, on September 4, 2013, the Board and stockholders approved the adoption of the 2013 Employee Stock Purchase Plan (the 2013 ESPP). Under the 2013 ESPP, 275,000 shares of the Company's common stock will be available for issuance to eligible employees. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The 2013 ESPP will terminate on September 4, 2023, the tenth anniversary of the initial adoption of the plan. The Board determined the initial offering period commenced on September 16, 2014 and the initial purchase occurred on the 6 month anniversary with subsequent 6 month purchase periods commencing on the day following the purchase from the prior period. The Company recorded $0.3 million, $0.3 million and $0.1 million of stock-based compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively related to the 2013 ESPP.
In December 2016, the Company entered into a consulting agreement with the Company's former Chief Executive Officer. He is serving as a consultant and as the chair of the Company’s Scientific Advisory Board (SAB). There were no modifications to the terms of outstanding options and restricted stock units under the Company’s stock option plan. Per the terms of the original option agreement, any vested shares remain exercisable in accordance with the Company’s Plan and any outstanding and unvested options and restricted stock units will continue to vest in accordance with their terms so long as he continues to provides services as a consultant. Upon his transition to a non-employee, his awards will be marked to market at each balance sheet date. The expense will be recognized within research and development expense on an accelerated basis through the vesting date of each award. During the three months and year ended 2016, the Company recognized $0.5 million of stock-based compensation expense related to the agreement.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

The Company recognized stock-based compensation expense under the various Plans totaling $18.6 million, $12.1 million and $4.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$8,171	$4,852	$2,065
General and administrative	10,386	7,223	2,713
	$18,557	$12,075	$4,778
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	65.1%	67.0%	70.9%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	1.69%	1.67%	1.82%
Expected dividend yield	—%	—%	—%

The fair value of each option grant issued under the Company’s stock-based compensation plans was estimated using the Black-Scholes option-pricing model. As there was no public market for its common stock prior to September 19, 2013, the effective date of the Company’s IPO, and as the trading history of the Company’s common stock was limited through December 31, 2014, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. Since 2015, the expected volatility of the options granted has been determined using a weighted-average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company's own common stock. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, based on an analysis of the historical actual forfeitures, the Company applied an estimated forfeiture rate of approximately 3% for the year ended December 31, 2016 and approximately 4% for each of the years ended December 31, 2015 and 2014 in determining the expense recorded in the accompanying consolidated statements of operations and comprehensive loss.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

Stock Option Activity
The following table summarizes the stock option activity under the Company's stock option plans during the year ended December 31, 2016 (in thousands, except per share amounts and years):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2015	3,191	$18.85
Granted	1,046	$31.13
Exercised	(885)	$6.00
Canceled or forfeited	(36)	$36.45
Outstanding at December 31, 2016	3,316	$25.96	7.03	$18,562,282
Exercisable at December 31, 2016	1,779	$19.36	5.43	$18,421,393
Vested and expected to vest at December 31, 2016(2)	3,258	$25.83	6.99	$18,560,293
______________________________________________________

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2016 and 2015.

(2)
This represents the number of vested options at December 31, 2016, plus the number of unvested options expected to vest at December 31, 2016, based on the unvested options outstanding at December 31, 2016, adjusted for the estimated forfeiture rate.

During the years ended December 31, 2016, 2015 and 2014, the Company granted stock options to purchase an aggregate of 1,045,795, 870,526 and 203,550 shares of its common stock, respectively, with weighted-average grant date fair values of options granted of $18.55, $24.29 and $24.39, respectively.

During the years ended December 31, 2016, 2015 and 2014, current and former employees of the Company exercised a total of 885,075, 837,361 and 853,507 options and options, respectively, resulting in total proceeds of $5.3 million, $4.0 million and $3.2 million, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, under the Company's stock option plans, was $23.8 million, $25.2 million and $26.3 million, respectively, calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

As of December 31, 2016, there was $26.3 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.67 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Plan during the year ended December 31, 2016:

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

	Number of Grants	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2015	521	$31.57
Granted	221	$31.56
Vested	—	$—
Forfeited	(10)	$33.94
Unvested balance at December 31, 2016	732	$31.55
During the year ended December 31, 2016, the Company issued 133,980 RSUs to employees.  These RSUs are subject to time-based vesting. At December 31, 2016, there was approximately $4.4 million of unrecognized compensation cost related to the time-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.98 years. 181,610 restricted stock units remained unvested and outstanding at December 31, 2016.
During the year ended December 31, 2016, the Company issued 86,777 performance-based RSU's in addition to the 464,000 issued in 2015. The vesting of these performance-based RSUs is accelerated upon the occurrence of certain milestone events, but otherwise these RSUs vest in September 2019. As a result, when a milestone becomes probable, compensation cost is recognized over the estimated period of achievement. If achievement is not considered probable the expense is recognized over the vesting period. At December 31, 2016, there was approximately $9.7 million of unrecognized compensation cost related to the performance-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.82 years. All 550,777 of these performance-based RSUs remained outstanding at December 31, 2016.
12. 401(k) Savings Plan
In 2004, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the years 2016, 2015, and 2014, the Board approved matching contributions of up to $7,000, $5,000, and $2,500, respectively, per eligible participant pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Matching contributions totaled $0.6 million, $0.3 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively, and have been recorded in the consolidated statement of operations and comprehensive loss.
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
For the year ended December 31, 2016, the Company recorded current income tax expense of $24,000 related to state income taxes on its interest income. For the years ended December 31, 2015 and 2014, the Company did not record a current or deferred income tax expense or benefit.
The Company's loss before income taxes was $57.0 million, $63.9 million and $51.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was generated entirely in the United States.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are comprised of the following (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

	Year Ended December 31,
	2016	2015
Deferred tax assets:
U.S. and state net operating loss carryforwards	$109,429	$90,732
Research and development credits	9,717	7,864
Deferred revenue	1,666	1,883
Accruals and other temporary differences	15,725	9,319
Total deferred tax assets	136,537	109,798
Less valuation allowance	(136,537)	(109,798)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2016 and 2015. The valuation allowance increased by $26.7 million during the year ended December 31, 2016, due primarily to the generation of net operating losses during the period.
A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	5.9%	4.6%	4.1%
Permanent differences	4.0%	(8.3)%	2.0%
Research and development credit	3.1%	1.2%	1.6%
Other	(0.1)%	—%	4.6%
Change in valuation allowance	(46.9)%	(31.5)%	(46.3)%
Effective income tax rate	—%	—%	—%
As of December 31, 2016 and 2015, the Company had U.S. federal net operating loss carryforwards of $339.3 million and $276.1 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. As of December 31, 2016 and 2015, the Company also had U.S. state net operating loss carryforwards of $293.7 million and $229.8 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. Included in the federal and state net operating loss carryforwards are approximately $54.6 million and $54.3 million, respectively, of deductions related to the exercise of stock options which represent an excess tax benefit which will be realized when it results in the reduction of cash income tax in accordance with ASC 718.
As of December 31, 2016 and 2015, the Company had federal research and development tax credit carryforwards of $6.7 million and $5.5 million, respectively, available to reduce future tax liabilities which expire at various dates through 2036. As of December 31, 2016 and 2015, the Company had state research and development tax credit carryforwards of approximately $4.5 million and $3.5 million, respectively, available to reduce future tax liabilities which expire at various dates through 2031.
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
Years Ended December 31, 2016, 2015 and 2014

future. Through June 2014, the Company completed an assessment to determine whether there may have been a Section 382 ownership change and determined that it is more-likely-than-not that the Company’s net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of operations and comprehensive loss.
For all years through December 31, 2016, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for the years ended December 31, 2016 and 2015. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.
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
Celgene Corporation (Celgene)
In connection with its entry into the collaboration agreement with Celgene, on February 2008, the Company sold Celgene 457,875 shares of its Series C-1 Preferred Stock. As part of the Company's June 2010 Series E financing, Celgene purchased 36,496 shares of Series E Preferred Stock and received warrants to purchase 38,979 shares of common stock. As part of the Company's December 2011 Series F financing, Celgene purchased 1,990,446 shares of Series F redeemable convertible preferred stock (Series F Preferred Stock). In connection with the Company's IPO, Celgene purchased 666,667 shares of common stock. In connection with the Company's January 2014 public offering, Celgene purchased 300,000 shares of common stock. In May 2014, Celgene purchased 1,100,000 shares of common stock from five current shareholders of the Company. As a result of these transactions, Celgene owned 12.8% and 12.3% of the Company's fully diluted equity as of December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016, 2015 and 2014, the Company recognized $27.8 million, $18.1 million and $14.6 million, respectively, in collaboration revenue under the Celgene collaboration arrangement. As of December 31, 2016

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2016, 2015 and 2014

and 2015, the Company had $4.2 million and $4.8 million, respectively, of deferred revenue related to the Celgene collaboration arrangement. Refer to Note 10 for additional information regarding this collaboration agreement.
16. Quarterly Financial Data (unaudited)
The following table presents certain unaudited quarterly financial information for the eight quarters in the period ended December 31, 2016. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Three Months Ended(1)
	March 31	June 30	September 30	December 31
	(in thousands except per share data)
2016
Total revenue	$18,201	$3,195	$3,005	$3,369
Total costs and expenses	22,157	22,850	23,513	25,355
Loss from operations	(3,956)	(19,655)	(20,508)	(21,986)
Net income (loss)	5,061	(22,016)	(20,770)	(19,288)
Basic net income (loss) per share	$0.14	$(0.59)	$(0.55)	$(0.51)
Diluted net income (loss) per share	$0.13	$(0.59)	$(0.55)	$(0.51)
2015
Total revenue	$4,420	$5,717	$4,155	$3,804
Total costs and expenses	19,479	18,811	18,768	21,919
Loss from operations	(15,059)	(13,094)	(14,613)	(18,115)
Net loss	(14,574)	(10,383)	(11,858)	(27,082)
Basic net loss per share	$(0.45)	$(0.32)	$(0.36)	$(0.81)
Diluted net loss per share	$(0.45)	$(0.32)	$(0.36)	$(0.81)
______________________________________________________

(1)	The amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	9/24/2013	001-36065
3.2	Amended and Restated By-laws		Form 8-K (Exhibit 3.2)	9/24/2013	001-36065
3.2.1	Amendment No. 1 to Amended and Restated Bylaws of Acceleron Pharma Inc.		Form 8-K (Exhibit 3.1)	9/12/2016	001-36065
4.1	Form of Common Stock Certificate		Form S-1 (Exhibit 4.1)	8/7/2013	333-190417
4.2	Form of Amended and Restated Registration Rights Agreement		Form S-1 (Exhibit 4.2)	8/7/2013	333-190417
4.3	Form of Warrant to Purchase Stock, issued to Series E Investors as of June 10, 2010 and July 9, 2010		Form S-1 (Exhibit 4.3)	8/7/2013	333-190417
4.4	Form of Common Stock Warrant Certificate, issued to General Electric Capital Corporation as of March 28, 2007		Form S-1 (Exhibit 4.4)	8/7/2013	333-190417
10.1*	Form of Director Indemnification Agreement		Form S-1 (Exhibit 10.1)	8/7/2013	333-190417
10.2+	Collaboration, License and Option Agreement between Acceleron Pharma Inc. and Celgene Corporation, dated as of February 20, 2008, and amended as of August 2, 2011		Form 10-Q (Exhibit 10.1)	8/4/2016	001-36065
10.3	Amended and Restated License Agreement between Acceleron Pharma Inc. and Ludwig Institute for Cancer Research Ltd., dated as of August 6, 2010		Form S-1 (Exhibit 10.7)	8/7/2013	333-190417
10.4+	Exclusive License Agreement between Beth Israel Deaconess Medical Center and Acceleron Pharma Inc., dated as of June 21, 2012		Form 10-Q (Exhibit 10.3)	8/4/2016	001-36065
10.4.1+	Second Amendment to Exclusive License Agreement between Beth Israel Deaconess Medical Center and Acceleron Pharma Inc., dated as of November 7, 2016	X
10.5+	Collaboration, License and Option Agreement between Acceleron Pharma Inc. and Celgene Corporation, dated as of August 2, 2011		Form S-1/A (Exhibit 10.9)	9/6/2013	333-190417
10.6	Amended and Restated License Agreement (ActRIIA) between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of August 10, 2010		Form S-1 (Exhibit 10.10)	8/7/2013	333-190417
10.7	Amended and Restated License Agreement (ActRIIB)between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of August 11, 2010		Form S-1 (Exhibit 10.11)	8/7/2013	333-190417
10.7.1	Amendment to Amended and Restated License Agreement (ActRIIB) between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of July 25, 2014		Form 10-Q (Exhibit 10.1)	8/12/2014	001-36065
10.8	Indenture of Lease between Massachusetts Institute of Technology and Acceleron Pharma Inc., dated as of May 20, 2008		Form S-1 (Exhibit 10.12)	8/7/2013	333-190417
10.9*	Employment Agreement, by and between Habib J. Dable and Acceleron Pharma Inc., dated as of September 23, 2016		Form 8-K (Exhibit 10.1)	9/27/2016	001-36065
10.10*	Amended and Restated Employment Agreement between John Knopf and Acceleron Pharma Inc., dated as of August 26, 2013		Form 10-K (Exhibit 10.13)	3/2/2015	001-36065
10.10.1*	Consulting Agreement, by and between John L. Knopf, Ph.D. and Acceleron Pharma Inc., dated as of November 3, 2016		Form 8-K (Exhibit 10.1)	11/3/2016	001-36065

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.11*	Amended and Restated Employment Agreement between Matthew L. Sherman and Acceleron Pharma Inc., dated as of August 26, 2013		Form 10-K (Exhibit 10.14)	3/2/2015	001-36065
10.12*	Amended and Restated Employment Agreement between John D. Quisel and Acceleron Pharma Inc., dated as of August 26, 2013		Form 10-K (Exhibit 10.15)	3/2/2015	001-36065
10.13*	Amended and Restated Employment Agreement between Kevin F. McLaughlin and Acceleron Pharma Inc. dated as of January 31, 2014		Form 10-K (Exhibit 10.16)	3/2/2015	001-36065
10.13.1*	First Amendment to Amended and Restated Employment Agreement, by and between Kevin F. McLaughlin and Acceleron Pharma Inc., dated as of September 9, 2015		Form 8-K (Exhibit 10.2)	9/11/2015	001-36065
10.14*	Amended and Restated Employment Agreement between Steven D. Ertel and Acceleron Pharma Inc. dated as of January 31, 2014		Form 10-K (Exhibit 10.17)	3/2/2015	001-36065
10.14.1*	First Amendment to Amended and Restated Employment Agreement, by and between Steven D. Ertel and Acceleron Pharma Inc., dated as of September 9, 2015		Form 8-K (Exhibit 10.1)	9/11/2015	001-36065
10.15*	Form of Acceleron Pharma Inc. Cash Incentive Plan		Form S-1/A (Exhibit 10.14)	8/19/2013	333-190417
10.16*	Acceleron Pharma Inc. Short-Term Incentive Compensation Plan		Form 8-K (Exhibit 10.1)	6/6/2016	001-36065
10.17*	Employee Stock Purchase Plan		Form S-1/A (Exhibit 10.20)	9/6/2013	333-190417
10.18*	Acceleron Pharma Inc. 2003 Stock Option and Restricted Stock Plan		Form S-1 (Exhibit 10.15)	8/7/2013	333-190417
10.19*	Acceleron Pharma Inc. 2013 Equity Incentive Plan		Form S-8 (Exhibit 4.4)	12/12/2013	333-192789
10.20*	Form of Non-Statutory Stock Option Agreement under the 2013 Equity Incentive Plan	X
10.21*	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan		Form S-1 (Exhibit 10.22)	1/9/2014	333-193252
10.22*	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan	X
10.23*	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (Executives)	X
21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	2/25/2016	001-36065
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
101
The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) Notes to Consolidated Financial Statements
X
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

ACCELERON PHARMA INC.
Date: March 1, 2017	By:	/s/ HABIB J. DABLE
Habib J. Dable Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HABIB J. DABLE	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2017
Habib J. Dable

/s/ KEVIN F. MCLAUGHLIN	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
Kevin F. McLaughlin

/s/ FRANCOIS NADER, M.D.	Chair of the Board of Directors	March 1, 2017
Francois Nader, M.D.

/s/ JEAN M. GEORGE	Director	March 1, 2017
Jean M. George

/s/ GEORGE GOLUMBESKI, PH.D.	Director	March 1, 2017
George Golumbeski, Ph.D.

/s/ TERRENCE C. KEARNEY	Director	March 1, 2017
Terrence C. Kearney

/s/ TOM MANIATIS, PH.D.	Director	March 1, 2017
Tom Maniatis, Ph.D.

/s/ THOMAS MCCOURT	Director	March 1, 2017
Thomas McCourt

/s/ RICHARD F. POPS	Director	March 1, 2017
Richard F. Pops

/s/ JOSEPH S. ZAKRZEWSKI	Director	March 1, 2017
Joseph S. Zakrzewski