Form 10-Q
period 2017-03-31
ACCELERON PHARMA INC
filed 2017-05-08
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of April 30, 2017, there were 38,617,783 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,157	$20,950
Collaboration receivables (all amounts are with related party)	3,570	3,234
Prepaid expenses and other current assets	4,086	3,862
Short-term investments	108,220	118,740
Total current assets	149,033	146,786
Property and equipment, net	7,107	5,201
Restricted cash	1,132	946
Other assets	20	22
Long-term investments	71,837	94,692
Total assets	$229,129	$247,647
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$911	$1,590
Accrued expenses	12,968	13,249
Deferred revenue	541	541
Deferred rent	773	769
Total current liabilities	15,193	16,149
Deferred revenue, net of current portion	3,567	3,704
Deferred rent, net of current portion	760	953
Warrants to purchase common stock	1,289	1,244
Total liabilities	20,809	22,050
Commitments and contingencies (Note 14)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 38,596,062 and 38,251,826 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	39	39
Additional paid-in capital	598,658	590,474
Accumulated deficit	(389,977)	(364,491)
Accumulated other comprehensive loss	(400)	(425)
Total stockholders’ equity	208,320	225,597
Total liabilities and stockholders’ equity	$229,129	$247,647

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(amounts in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Collaboration revenue:
License and milestone	$135	$15,144
Cost-sharing, net	3,570	3,057
Total revenue (all amounts are with related party)	3,705	18,201
Costs and expenses:
Research and development	21,727	16,246
General and administrative	7,836	5,911
Total costs and expenses	29,563	22,157
Loss from operations	(25,858)	(3,956)
Other (expense) income, net	(45)	8,683
Interest income	502	334
(Loss) income before income taxes	(25,401)	5,061
Income tax expense	(6)	—
Net (loss) income	$(25,407)	$5,061

Net (loss) income applicable to common stockholders-basic and diluted	$(25,407)	$5,061

Net (loss) income per share applicable to common stockholders: (Note 9)
Basic	$(0.66)	$0.14
Diluted	$(0.66)	$0.13

Weighted-average number of common shares used in computing net (loss) income per share applicable to common stockholders:
Basic	38,404	36,911
Diluted	38,404	38,666

Other comprehensive (loss) income:
Net (loss) income	$(25,407)	$5,061
Net unrealized holding gains on short-term and long-term investments during the period	25	245
Comprehensive (loss) income	$(25,382)	$5,306

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net (loss) income	$(25,407)	$5,061
Adjustments to reconcile net (loss) income to net cash (used in) or provided by operating activities:
Depreciation and amortization	541	324
Stock-based compensation	6,583	4,248
Change in fair value of warrants	45	(8,683)
Net amortization of premium on investments	88	(100)
Changes in assets and liabilities:
Prepaid expenses and other assets	(222)	(699)
Collaboration receivables	(336)	571
Accounts payable	(778)	(42)
Accrued expenses	(1,951)	129
Restricted cash	(186)	(199)
Deferred revenue	(137)	(144)
Deferred rent	(189)	473
Net cash (used in) or provided by operating activities	(21,949)	939
Investing Activities
Purchases of investments	(221)	(125,524)
Proceeds from sales and maturities of investments	33,533	19,096
Purchases of property and equipment	(677)	(489)
Net cash provided by (used in) investing activities	32,635	(106,917)
Financing Activities
Proceeds from issuance of common stock from public offering, net issuance costs	—	140,760
Payments for withholding taxes on restricted stock units	(140)	—
Proceeds from exercise of stock options and warrants to purchase common stock	1,151	732
Proceeds from issuances of common stock related to employee stock purchase plan	510	384
Net cash provided by financing activities	1,521	141,876
Net increase in cash and cash equivalents	12,207	35,898
Cash and cash equivalents at beginning of period	20,950	27,783
Cash and cash equivalents at end of period	$33,157	$63,681
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Follow-on offering costs included in accounts payable and accrued expenses	$—	$369
Purchase of property and equipment included in accounts payable and accrued expenses	$1,769	$453

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
The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2016, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2017, and the results of its operations and its cash flows for the three months ended March 31, 2017 and 2016.
The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The accompanying interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of March 31, 2017, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, have not changed, except for the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is discussed further in Note 16.
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
4. Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment, which is the discovery, development and commercialization of highly innovative therapeutics to treat serious and rare diseases. All material long-lived assets of the Company reside in the United States. The Company does use contract research organizations (CROs) and research institutions located outside the United States. Some of these expenses are subject to collaboration reimbursement which is presented as a component of cost sharing, net in the consolidated statements of operations and comprehensive (loss) income.
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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at March 31, 2017 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the three months ended March 31, 2017 and 2016.
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
The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2017 and December 31, 2016 was $159.2 million and $172.2 million, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of March 31, 2017 was $2.5 million. The aggregate unrealized loss for those securities in an unrealized loss position for more than twelve months is $202. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2017 and December 31, 2016.

The following is a summary of cash, cash equivalents and available-for-sale securities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$33,157	$—	$—	$33,157
Available-for-sale securities:
Corporate obligations due in one year or less	44,328	—	(74)	44,254
Corporate obligations due in more than one year	27,819	2	(113)	27,708
U.S. Treasury securities due in one year or less	17,494	—	(14)	17,480
U.S. Treasury securities due in more than one year	11,536	—	(52)	11,484
Certificates of deposit due in one year or less	9,665	—	—	9,665
Certificates of deposit due in more than one year	6,665	—	—	6,665
Mortgage and other asset backed securities due in one year or less	36,860	—	(40)	36,820
Mortgage and other asset backed securities due in more than one year	26,090	—	(109)	25,981
Total available-for-sale securities	180,457	2	(402)	180,057
Total cash, cash equivalents and available-for-sale securities	$213,614	$2	$(402)	$213,214

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$20,950	$—	$—	$20,950
Available-for-sale securities:
Corporate obligations due in one year or less	45,839	1	(58)	$45,782
Corporate obligations due in more than one year	42,895	—	(185)	42,710
U.S. Treasury securities due in one year or less	22,490	—	(10)	22,480
U.S. Treasury securities due in more than one year	11,541	—	(53)	11,488
Certificates of deposit due in one year or less	13,562	—	—	13,562
Certificates of deposit due in more than one year	9,811	—	—	9,811
Mortgage and other asset backed securities due in one year or less	36,948	—	(32)	36,916
Mortgage and other asset backed securities due in more than one year	30,771	—	(88)	30,683
Total available-for-sale securities	213,857	1	(426)	213,432
Total cash, cash equivalents and available-for-sale securities	$234,807	$1	$(426)	$234,382

6. Restricted Cash
As of March 31, 2017 and December 31, 2016, the Company maintained letters of credit totaling $1.1 million and $0.9 million, respectively, held in the form of certificates of deposit and money market funds as collateral for the Company's facility lease obligation and its credit cards.
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
8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$31,820	$—	$—	$31,820
Corporate obligations	—	71,962	—	71,962
U.S. Treasury securities	—	28,963	—	28,963
Certificates of deposit	—	16,330	—	16,330
Mortgage and other asset backed securities	—	62,802	—	62,802
Restricted cash	1,132	—	—	1,132
Total assets	$32,952	$180,057	$—	$213,009
Liabilities:
Warrants to purchase common stock			$1,289	$1,289
Total liabilities	$—	$—	$1,289	1,289

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$19,818	$—	$—	$19,818
Corporate obligations	—	88,492	—	88,492
U.S. Treasury securities	—	33,968	—	33,968
Certificates of deposit	—	23,373	—	23,373
Mortgage and other asset backed securities	—	67,599	—	67,599
Restricted cash	946	—	—	946
Total assets	$20,764	$213,432	$—	$234,196
Liabilities:
Warrants to purchase common stock	$—	$—	$1,244	$1,244
Total liabilities	$—	$—	$1,244	$1,244
The money market funds noted above are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2017 or the year ended December 31, 2016.
Items measured at fair value on a recurring basis include short-term and long-term investments (Note 5), and warrants to purchase common stock (Note 13). During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs.

The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liabilities, which represent a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$1,244	$17,187
Change in fair value	45	(8,683)
Ending balance	$1,289	$8,504
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. At each reporting period, the Company evaluates the best valuation methodology. At March 31, 2017, the Black-Scholes option pricing model was used.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March 31, 2017 or the year ended December 31, 2016.
9. Net (Loss) Income Per Share
A reconciliation of the number of shares used in the calculation of basic and diluted net (loss) income per share is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted-average number of common shares used in calculating basic net (loss) income per common share	38,404	36,911
Weighted-average number of common shares issuable upon exercise of outstanding stock options, based on treasury stock method	—	1,389
Weighted-average number of common shares issuable upon exercise of outstanding common stock warrants, based on treasury stock method	—	318
Weighted-average number of common shares issuable under the employee stock purchase plan, based on treasury stock method	—	3
Weighted-average number of common shares issuable upon vesting of outstanding restricted stock units	—	45
Weighted-average number of common shares used in computing diluted net (loss) income per common share	38,404	38,666
The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because their inclusion would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2017	2016
Outstanding stock options	3,583	1,458
Common stock warrants	63	—
Shares issuable under employee stock purchase plan	15	1
Restricted stock units	807	34
	4,468	1,493
10. Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive (loss) income is presented separately on the consolidated balance sheets and consists entirely of unrealized holding gains on investments as of March 31, 2017 and December 31, 2016.
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
12. Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2018. Topic 606 allows for either a full retrospective application, in which the standard is applied to all periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. As of March 31, 2017, revenue is generated exclusively from the Company's collaboration agreement with Celgene. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations as it relates to this single arrangement, and expects to elect the modified retrospective application as its transition method.
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
In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-18 will have on its consolidated financial statements and related disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. This new standard is intended to clarify guidance or correct references in the Accounting Standards Codification that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. The amendments of the standard that require transition guidance are effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. All other amendments were effective immediately. The Company adopted the standard effective January 1, 2017, and it did not have a material impact on the Company's financial position or results of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This new standard shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The amendment should be applied on a modified retrospective basis, with the cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that adopting ASU 2017-08 will have on its consolidated financial statements and related disclosures.

13. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	March 31, 2017	December 31, 2016	Price Per Share	Expiration	March 31, 2017	December 31, 2016
Warrants to purchase common stock	61	61	$5.88	June 10, 2020 - July 9, 2020	Liability	Liability
Warrants to purchase common stock	3	4	7.40	December 31, 2017	Equity(1) (2)	Equity(1) (2)
All warrants	64	65	$5.94

(1)	In March 2017, warrant holders exercised warrants to purchase 1,187 shares of Common Stock on a net basis, resulting in the issuance of 1,014 shares of Common Stock.

(2)	Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to December 31, 2012.
In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company’s common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants was recorded as a discount to the preferred stock issued, and the preferred stock was accreted to the redemption value. At the end of each reporting period, the Company re-measured the fair value of the outstanding warrants, using current assumptions, resulting in an increase in fair value of $45 thousand and a decrease of $8.7 million for the three months ended March 31, 2017 and 2016, respectively, which was recorded in other (expense) income in the accompanying consolidated statements of operations and comprehensive loss. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. All remaining outstanding warrants were fully vested and exercisable as of March 31, 2017 and December 31, 2016.

14. Commitments and Contingencies
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2017, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2017 and December 31, 2016, or royalties on future sales of specified products. No milestones or royalty payments under these agreements are expected to be payable in the immediate future. See Note 15 for discussion of these arrangements.
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
15. Significant Agreements
Celgene
Overview
On February 20, 2008 the Company entered into a collaboration, license, and option agreement with Celgene Corporation (Celgene) relating to sotatercept (the Sotatercept Agreement). On August 2, 2011, the Company entered into a second collaboration, license and option agreement with Celgene for luspatercept (the Luspatercept Agreement), and also amended certain terms of the Sotatercept Agreement. These agreements provide Celgene exclusive licenses for sotatercept and luspatercept in all indications, as well as exclusive rights to obtain a license to certain future compounds. Celgene is is an integrated global biopharmaceutical company engaged primarily in the discovery, development and commercialization of innovative therapies for the treatment of cancer and inflammatory diseases through next-generation solutions in protein homeostasis, immuno-oncology, epigenetics, immunology and neuro-inflammation.
There have been no material changes to the key terms of the Sotatercept and Luspatercept Agreements since December 31, 2016. For further information on the terms of the agreements as well as the historical accounting analysis, please see the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016.
Sotatercept Agreement
Under the terms of the Sotatercept Agreement, the Company and Celgene collaborate worldwide for the joint development and commercialization of sotatercept. The Company also granted Celgene an option to license three discovery stage compounds. Under the terms of the agreement, the Company and Celgene jointly develop, manufacture and commercialize sotatercept.
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
Through March 31, 2017, the Company has received $43.9 million in research and development funding and milestone payments for sotatercept under the original and modified agreements. The next likely clinical milestone payment would be $10.0 million and result from Celgene’s start of a Phase 3 study.

Luspatercept Agreement
Under the terms of the Luspatercept Agreement, the Company and Celgene collaborate worldwide for the joint development and commercialization of luspatercept. The Company also granted Celgene an option for future products for which the Company files an Investigational New Drug application for the treatment of anemia. The Company has not yet identified additional compounds for the treatment of anemia. Accordingly, there is no assurance that the Company will generate future value from additional programs.
The Company retains responsibility for research and development through the end of Phase 1 and initial Phase 2 clinical trials, as well as manufacturing the clinical supplies for these studies. Celgene will conduct subsequent Phase 2 and Phase 3 clinical studies. The Company will manufacture luspatercept for the Phase 1 and Phase 2 clinical trials and Celgene will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third party contract manufacturing organizations.
Through March 31, 2017, the Company has received $90.3 million in research and development funding and milestone payments for luspatercept. The next likely milestone payment would be $25.0 million and result from U.S. Food and Drug Administration or European Medical Association acceptance of a Biologics Licensing Application or equivalent for luspatercept in either myelodysplastic syndromes or beta-thalassemia.
Both Agreements
The Company and Celgene shared development costs under the Sotatercept and Luspatercept Agreements through December 31, 2012. Since January 1, 2013, Celgene has been responsible for paying 100% of worldwide development costs under both agreements. Celgene will be responsible for all commercialization costs worldwide. The Company has the right to co-promote sotatercept, luspatercept and future products under both agreements in North America. Celgene’s option to buy down royalty rates for sotatercept and luspatercept expired unexercised and, therefore, the Company will receive tiered royalties in the low-to-mid 20% range on net sales of sotatercept and luspatercept. The royalty schedules for sotatercept and luspatercept are the same.
Accounting Analysis
During the three months ended March 31, 2017 and 2016, the Company recognized $0.1 million and $0.1 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss. During February 2016, the Company achieved a $15.0 million clinical milestone under its Luspatercept Agreement, related to the initiation of a Phase 3 clinical trial with Luspatercept. The Company evaluated the milestone and determined that it was substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, recognized the $15.0 million payment in revenue during the quarter ended March 31, 2016. The remaining development milestones under the Luspatercept and Sotatercept Agreements were deemed to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved.
As noted above, under the terms of the Luspatercept Agreement the Company retained responsibility for certain research and development activities. In November 2013, the Company agreed to conduct additional activities for the benefit of the luspatercept program including certain clinical and non-clinical services. These activities are reimbursed under the same terms and rates of the existing Agreements and are account for as the services are delivered.
Pursuant to the terms of the agreement, Celgene and the Company shared development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and luspatercept until December 31, 2012 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. The Company recorded net cost-sharing revenue of $3.6 million and $3.1 million during the three months ended March 31, 2017 and 2016, respectively.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004 to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended March 31, 2017 and 2016, the Company expensed zero and $0.9 million, respectively.
In 2006, the Company entered into another license agreement with certain individuals for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the individuals. The Company agreed to pay specified development and sales milestone payments aggregating up to $1.0 million relating to the development and commercialization of dalantercept. In addition, the Company is required to pay royalties in the low single-digits on worldwide net product sales of dalantercept, with royalty obligations continuing at a 50% reduced rate for a period of time after patent expiration. If the Company sublicenses its patent rights, it will owe a percentage of sublicensing revenue, excluding payments based on the level of sales, profits or other levels of commercialization. During the three months ended March 31, 2017 and 2016, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
During 2012, the Company executed a license agreement with a research institution for an exclusive, sublicensable, worldwide, royalty-bearing license. The Company is obligated to pay development milestones and commercial milestone fees relating to dalantercept totaling up to $1.0 million. The Company will also pay $25,000 annually upon first commercial sale as well as royalties of 1.5% of net sales on any products developed under the patents. During the three months ended March 31, 2017 and 2016, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront research fee of $0.3 million upon execution of the agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended March 31, 2017 and 2016, the Company expensed $0.1 million and $0.3 million, respectively, which is recorded as research and development expense.
16. Stock-Based Compensation
The Company recognized stock-based compensation expense related to stock options, restricted stock units and the 2013 Employee Stock Purchase Plan totaling $6.6 million and $4.2 million during the three months ended March 31, 2017 and 2016, respectively.
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive (loss) income is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$3,662	$1,824
General and administrative	2,921	2,424
	$6,583	$4,248
On January 1, 2017, the Company adopted ASU 2016-09, which identifies areas for simplification involving several aspects of accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. In connection with the adoption of this standard, the Company changed its accounting policy to record actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate. The provisions of the standard related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures were adopted using a modified retrospective transition method. Accordingly, a cumulative adjustment of $0.1 million was booked to retained earnings for the impact of the forfeitures. The Company also recorded $21.5 million for the excess tax benefit related to equity awards, which was offset by a $21.5 million increase to the valuation allowance. The provisions of the standard related to the recognition of the excess tax benefits in the income statement and classification in the statement of cash flows were adopted prospectively and prior periods were not retrospectively adjusted.
In December 2016, the Company entered into a consulting agreement with the Company's former Chief Executive Officer. In accordance with the Company’s Plan and any vested stock options (options) remain outstanding and exercisable and unvested options and restricted stock units will continue to vest in accordance with their terms so long as he continues to provide services as a consultant. During the three months ended March 31, 2017 and 2016, the Company recognized $1.1 million and zero of stock-based compensation expense within research and development expense related to the agreement.

Stock Options
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected volatility	65.9%	64.4%
Expected term (in years)	6.0	5.9
Risk-free interest rate	2.2%	1.4%
Expected dividend yield	—%	—%
The following table summarizes the stock option activity under the Company’s 2003 Stock Option and Restricted Stock Plan and 2013 Equity Incentive Plan during the three months ended March 31, 2017 (in thousands, except per share amounts and years):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	3,316	$25.96	7.03
Granted	567	$30.00
Exercised	(293)	$3.93
Canceled or forfeited	(7)	$35.98
Outstanding at March 31, 2017	3,583	$28.38	7.63	$13,224,792
Exercisable at March 31, 2017	1,675	$23.39	6.01	$13,030,298

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2017.

During the three months ended March 31, 2017, the Company granted stock options to purchase an aggregate of 566,709 shares of its common stock, with a weighted-average grant date fair value of options granted of $18.16.
During the three months ended March 31, 2017, current and former employees of the Company exercised a total of 292,537 options, resulting in total proceeds of $1.2 million.
The aggregate intrinsic value of options exercised during the three months ended March 31, 2017 was $6.8 million.
As of March 31, 2017, there was $33.3 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.87 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Equity Incentive Plan during the three months ended March 31, 2017 (in thousands, except per share amounts):

	Number of Grants	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2016	732	$31.55
Granted	112	$29.48
Vested	(35)	$30.84
Forfeited	(2)	$36.87
Unvested balance at March 31, 2017	807	$31.28
During the three months ended March 31, 2017, the Company issued 100,692 RSUs to employees.  These RSUs are subject to time-based vesting. As of March 31, 2017, there was approximately $6.6 million of unrecognized compensation cost related to the time-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.12 years. 245,029 restricted stock units subject to time-based vesting remained unvested and outstanding at March 31, 2017.
During the three months ended March 31, 2017, the Company issued 11,526 performance-based RSUs in addition to the 550,777 issued in 2015 and 2016. The vesting of these performance-based RSUs is accelerated upon the occurrence of certain milestone events, but otherwise these RSUs vest in September 2019. As a result, when a milestone becomes probable, compensation cost is recognized over the estimated period of achievement. If achievement is not considered probable, the expense is recognized over the vesting period. At March 31, 2017, there was approximately $8.7 million of unrecognized compensation cost related to the performance-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.57 years. All 562,303 of these performance-based RSUs remained outstanding at March 31, 2017.
Employee Stock Purchase Plan
During the three months ended March 31, 2017 and 2016, the Company recorded $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to the 2013 Employee Stock Purchase Plan (ESPP).
17. Income Taxes
For the three months ended March 31, 2017, the Company recorded current income tax expense of $6 thousand related to state income taxes on its interest income. For the three months ended March 31, 2016, the Company did not record a current or deferred income tax provision or benefit.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2017 and December 31, 2016.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2017 and December 31, 2016, the Company did not have any significant uncertain tax positions.
18. Related Party Transactions
Celgene Corporation
In connection with prior arrangements, Celgene owned 12.6% and 12.8% of the Company’s fully diluted equity as of March 31, 2017 and December 31, 2016, respectively. Refer to Note 15 for additional information regarding this collaboration arrangement.
During the three months ended March 31, 2017 and 2016, all revenue recognized by the Company was recognized under the Celgene collaboration arrangement and, as of March 31, 2017, the Company had $4.1 million of deferred revenue related to the Celgene collaboration arrangement.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
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
You should also read carefully the factors described in the section “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website.
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
We wholly own dalantercept and ACE-083, and we are independently developing these therapeutic candidates. We are currently evaluating dalantercept in combination with axitinib, a tyrosine kinase inhibitor of the VEGF pathway, in a Phase 2 clinical trial for the treatment of patients with renal cell carcinoma. ACE-083 is designed for the treatment of focal muscle disorders, and we are currently conducting a Phase 2 clinical trial with ACE-083 in patients with facioscapulohumeral dystrophy. In 2017, we expect to initiate a Phase 2 clinical trial with ACE-083 in Charcot-Marie-Tooth disease. We previously reported data from the Phase 1 clinical trial of ACE-083 showing marked increases in the volume of muscles treated with ACE-083 measured using MRI.
In addition to our clinical programs, we are conducting research to identify new therapeutic candidates to bring forward into clinical trials. To this end, we implemented a new platform technology, IntelliTrap™, that is expanding our discovery efforts. We have nominated an IntelliTrap™ molecule, ACE-2494, as a candidate for clinical development.
As of March 31, 2017, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $337.3 million from public investors, $96.2 million in equity investments from our collaboration partners and $264.3 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct clinical trials for dalantercept, ACE-083, and ACE-2494;

•	continue our preclinical studies and potential clinical development efforts of our existing preclinical therapeutic candidates;

•	continue research activities for the discovery of new therapeutic candidates;

•	manufacture therapeutic candidates for our preclinical studies and clinical trials;

•	seek regulatory approval for our therapeutic candidates; and

•	operate as a public company.
We will not generate revenue from product sales unless and until we or a partner successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates. We expect that this will take a number of years and is subject to significant uncertainty. All current and future development and commercialization costs for sotatercept and luspatercept are paid by Celgene. If we obtain regulatory approval for dalantercept, ACE-083, ACE-2494, or any future therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our therapeutic candidates.
Our ability to generate product revenue and become profitable depends upon our and our partners’ ability to successfully commercialize products. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our therapeutic candidates and potentially begin to commercialize any approved products. For a description of the numerous risks and uncertainties associated with product development, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
From inception through March 31, 2017, we have incurred $486.8 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Expenses associated with sotatercept and luspatercept are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. We are expensing the costs of eight Phase 2 clinical trials for luspatercept, dalantercept and ACE-083, of which the four for luspatercept are reimbursed by Celgene. With respect to the luspatercept Phase 3 clinical trials directly conducted by Celgene, we do not incur and are not reimbursed for expenses related to these development activities.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses during the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Luspatercept(1)	$1,998	$1,616
Dalantercept	1,296	1,954
ACE-083	2,028	877
ACE-2494	1,286	—
Total direct research and development expenses	6,608	4,447
Other expenses(2)	15,119	11,799
Total research and development expenses	$21,727	$16,246

(1)	Expenses associated with luspatercept are reimbursed 100% by Celgene.

(2)	Other expenses include unallocated employee and contractor-related expenses, facility expenses, lab supplies, and miscellaneous expenses.
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

To estimate the fair value of our liability classified warrants, we use either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. We base the estimates in the pricing models, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield, and the fair value of the preferred stock or common stock underlying the warrants. The Black-Scholes option pricing model was used at March 31, 2017.
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
There have been no material changes to our critical accounting policies since December 31, 2016. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Increase
(in thousands)	2017	2016	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$135	$15,144	$(15,009)
Cost-sharing, net	3,570	3,057	513
Total revenue	3,705	18,201	(14,496)
Costs and expenses:
Research and development	21,727	16,246	5,481
General and administrative	7,836	5,911	1,925
Total costs and expenses	29,563	22,157	7,406
Loss from operations	(25,858)	(3,956)	(21,902)
Other income, net	457	9,017	(8,560)
(Loss) income before income taxes	(25,401)	5,061	(30,462)
Income tax provision	(6)	—	(6)
Net (loss) income	$(25,407)	$5,061	$(30,468)

Revenue.  We recognized revenue of $3.7 million in the three months ended March 31, 2017, compared to $18.2 million in the same period in 2016. All of the revenue in both periods was derived from the Celgene agreements. This $14.5 million decrease was primarily due to the receipt of a $15 million milestone payment from Celgene for the initiation of a Phase 3 clinical trial with luspatercept in 2016, offset in part by an increase in cost sharing revenue of $0.5 million due to higher expenses for luspatercept clinical trials compared to the prior year.
Research and Development Expenses.  Research and development expenses were $21.7 million in the three months ended March 31, 2017, compared to $16.2 million in the same period in 2016. This $5.5 million increase was primarily due to an increase in personnel expenses totaling $3.4 million, to support development of our wholly owned therapeutic candidates and preclinical programs, which includes an increase in stock-based compensation expense of $1.8 million. Other increases include miscellaneous research and drug supply expenses of $1.4 million and clinical trial and toxicology expenses of $1.6 million. These increases were partially offset by a decrease in licensing expense related to the achievement of a milestone in 2016 totaling $0.9 million.
General and Administrative Expenses.  General and administrative expenses were $7.8 million in the three months ended March 31, 2017, compared to $5.9 million for the same period in 2016. This $1.9 million increase was primarily due to an increase in personnel expense of $2.0 million, which includes an increase in stock-based compensation expense of $0.5 million.
Other Income, Net.  Other income, net was $0.5 million in the three months ended March 31, 2017, compared to $9.0 million for the same period in 2016. This $8.5 million decrease was primarily due to an $8.7 million decrease in the gain associated with marking the common warrant liability to market in each period.
Income Tax Provision. Income tax provision is attributable to taxes on interest income from our investment portfolio.
Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of March 31, 2017, we had an accumulated deficit of $390.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of March 31, 2017, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $337.3 million from public investors, $96.2 million in equity investments from our collaboration partners and $264.3 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
As of March 31, 2017, we had $213.2 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements into the second half of 2019.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(21,949)	$939
Investing activities	32,635	(106,917)
Financing activities	1,521	141,876
Net increase in cash and cash equivalents	$12,207	$35,898
Operating Activities
Net cash used in operating activities was $21.9 million for the three months ended March 31, 2017 compared to cash provided by operations of $0.9 million during the same period in 2016. The change was driven primarily by an increase in net loss of $30.5 million, including lower revenue due to a $15.0 million milestone recognized in 2016 and an increase in operating expenses of $7.4 million for 2017. Non-cash changes in the three months ended March 31, 2017 compared to the same period in 2016 include a $8.7 million decrease in the gain associated with marking the common warrants to market, a $2.3 million increase in stock-based compensation expense and a $3.8 million net decrease in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities was $32.6 million for the three months ended March 31, 2017 compared to cash used in investing activities of $106.9 million for the three months ended March 31, 2016. This increase in net cash provided by investing activities was primarily due to purchases of securities of $125.3 million in the three months ended March 31, 2016, which did not occur in the three months ended March 31, 2017, as well as an increase in the maturities of securities of $14.4 million in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Financing Activities
Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2017 compared to $141.9 million for the same period in 2016. The decrease is primarily attributable to $140.8 million of proceeds received during the comparable period in 2016 from our public offering.
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
Net Operating Loss (NOL) Carryforwards
We had deferred tax assets of approximately $136.5 million as of December 31, 2016, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards, research and development tax credit carryforwards, and deferred revenue, accruals, and other temporary differences. As of December 31, 2016, we had federal NOL carryforwards of approximately $339.3 million and state NOL carryforwards of $293.7 million available to reduce future taxable income, if any. These federal and state NOL carryforwards expire at various times through 2036. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection with our public offerings or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be limited or lost. For additional information about our taxes, see Note 13 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.
Contractual Obligations and Commitments
During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash, cash equivalents and investments of $213.2 million and $234.4 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
As of March 31, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Unregistered Sales of Equity Securities
We issued the following unregistered securities during the three months ended March 31, 2017:

•	In March 2017, we issued 1,014 shares of Common Stock upon the cashless exercise of warrants to purchase 1,187 shares of Common Stock.
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

ACCELERON PHARMA INC.

Date: May 8, 2017	By:	/s/ HABIB J. DABLE
Habib J. Dable
Chief Executive Officer, President and Director

Date: May 8, 2017	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Employment Agreement between Ravindra Kumar and Acceleron Pharma Inc., dated as of January 31, 2014

10.2*
Amendment to Amended and Restated Employment Agreement between Steven D. Ertel and Acceleron Pharma Inc., dated as of April 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (001-36065), filed on May 2, 2017)

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