Form 10-Q
period 2017-06-30
ACCELERON PHARMA INC
filed 2017-08-03
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

As of July 31, 2017, there were 38,685,073 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$30,726	$20,950
Collaboration receivables (all amounts are with related party)	2,881	3,234
Prepaid expenses and other current assets	3,111	3,862
Short-term investments	111,695	118,740
Total current assets	148,413	146,786
Property and equipment, net	7,210	5,201
Restricted cash	1,132	946
Other assets	91	22
Long-term investments	51,617	94,692
Total assets	$208,463	$247,647
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,661	$1,590
Accrued expenses	11,370	13,249
Deferred revenue	541	541
Deferred rent	727	769
Total current liabilities	14,299	16,149
Deferred revenue, net of current portion	3,432	3,704
Deferred rent, net of current portion	684	953
Warrants to purchase common stock	1,516	1,244
Total liabilities	19,931	22,050
Commitments and contingencies (Note 14)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 38,636,505 and 38,251,826 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	39	39
Additional paid-in capital	608,493	590,474
Accumulated deficit	(419,646)	(364,491)
Accumulated other comprehensive loss	(354)	(425)
Total stockholders’ equity	188,532	225,597
Total liabilities and stockholders’ equity	$208,463	$247,647

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue:
License and milestone	$135	$135	$271	$15,279
Cost-sharing, net	2,922	3,060	6,491	6,117
Total revenue (all amounts are with related party)	3,057	3,195	6,762	21,396
Costs and expenses:
Research and development	21,598	16,138	43,327	32,390
General and administrative	11,370	6,712	19,203	12,618
Total costs and expenses	32,968	22,850	62,530	45,008
Loss from operations	(29,911)	(19,655)	(55,768)	(23,612)
Other (expense) income, net	(228)	(2,864)	(272)	5,819
Interest income	476	503	977	837
Total other income (expense) net	248	(2,361)	705	6,656
Loss before income taxes	(29,663)	(22,016)	(55,063)	(16,956)
Income tax provision	(6)	—	(12)	—
Net loss applicable to common stockholders	$(29,669)	$(22,016)	$(55,075)	$(16,956)

Net loss per share applicable to common stockholders-basic and diluted (Note 9)	$(0.77)	$(0.59)	$(1.43)	$(0.46)

Weighted-average number of common shares used in computing net loss per share applicable to common stockholders:	38,631	37,272	38,515	37,092

Other comprehensive loss:
Net loss	$(29,669)	$(22,016)	$(55,075)	$(16,956)
Net unrealized holding gains on short-term and long-term investments during the period	46	227	71	472
Comprehensive loss	$(29,623)	$(21,789)	$(55,004)	$(16,484)

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(55,075)	$(16,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,224	715
Loss on disposition of fixed assets	—	19
Stock-based compensation	16,172	8,800
Change in fair value of warrants	272	(5,819)
Net amortization of premium on investments	145	(432)
Changes in assets and liabilities:
Prepaid expenses and other assets	682	(619)
Collaboration receivables	353	389
Accounts payable	71	(309)
Accrued expenses	(2,185)	(525)
Restricted cash	(186)	(200)
Deferred revenue	(272)	(280)
Deferred rent	(311)	284
Net cash used in operating activities	(39,110)	(14,933)
Investing Activities
Purchases of investments	(175)	(160,798)
Proceeds from sales and maturities of investments	50,221	44,178
Purchases of property and equipment	(2,928)	(1,560)
Net cash provided by (used in) investing activities	47,118	(118,180)
Financing Activities
Proceeds from issuance of common stock from public offering, net issuance costs	—	140,391
Payments for withholding taxes on restricted stock units	(140)	—
Proceeds from exercise of stock options and warrants to purchase common stock	1,398	1,550
Proceeds from issuances of common stock related to employee stock purchase plan	510	384
Net cash provided by financing activities	1,768	142,325
Net increase in cash and cash equivalents	9,776	9,212
Cash and cash equivalents at beginning of period	20,950	27,783
Cash and cash equivalents at end of period	$30,726	$36,995
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$305	$258

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
The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2016, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016.
The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The accompanying interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of June 30, 2017, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, have not changed, except for the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is discussed further in Note 16.
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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at June 30, 2017 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2017 and 2016.
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
The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2017 and December 31, 2016 was $127.5 million and $172.2 million, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of June 30, 2017 and December 31, 2016 was $17.1 million and $5.5 million, respectively. The aggregate unrealized loss for those securities in an unrealized loss position for more than twelve months is $0.1 million and $2 thousand, respectively. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2017 and December 31, 2016.

The following is a summary of cash, cash equivalents and available-for-sale securities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$30,726	$—	$—	$30,726
Available-for-sale securities:
Corporate obligations due in one year or less	48,762	1	(69)	48,694
Corporate obligations due in more than one year	17,479	—	(69)	17,410
U.S. Treasury securities due in one year or less	14,998	—	(10)	14,988
U.S. Treasury securities due in more than one year	11,530	—	(63)	11,467
Certificates of deposit due in one year or less	8,152	—	—	8,152
Certificates of deposit due in more than one year	4,309	—	—	4,309
Mortgage and other asset backed securities due in one year or less	39,905	—	(43)	39,862
Mortgage and other asset backed securities due in more than one year	18,530	—	(100)	18,430
Total available-for-sale securities	$163,665	$1	$(354)	$163,312
Total cash, cash equivalents and available-for-sale securities	$194,391	$1	$(354)	$194,038

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$20,950	$—	$—	$20,950
Available-for-sale securities:
Corporate obligations due in one year or less	45,839	1	(58)	45,782
Corporate obligations due in more than one year	42,895	—	(185)	42,710
U.S. Treasury securities due in one year or less	22,490	—	(10)	22,480
U.S. Treasury securities due in more than one year	11,541	—	(53)	11,488
Certificates of deposit due in one year or less	13,562	—	—	13,562
Certificates of deposit due in more than one year	9,811	—	—	9,811
Mortgage and other asset backed securities due in one year or less	36,948	—	(32)	36,916
Mortgage and other asset backed securities due in more than one year	30,771	—	(88)	30,683
Total available-for-sale securities	$213,857	$1	$(426)	$213,432
Total cash, cash equivalents and available-for-sale securities	$234,807	$1	$(426)	$234,382

6. Restricted Cash
As of June 30, 2017 and December 31, 2016, the Company maintained letters of credit totaling $1.1 million and $0.9 million, respectively, held in the form of certificates of deposit and money market funds as collateral for the Company's facility lease obligation and its credit cards.
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
8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$26,230	$—	$—	$26,230
Corporate obligations	—	66,104	—	66,104
U.S. Treasury securities	—	26,455	—	26,455
Certificates of deposit	—	12,462	—	12,462
Mortgage and other asset backed securities	—	58,292	—	58,292
Restricted cash	1,132	—	—	1,132
Total assets	$27,362	$163,313	$—	$190,675
Liabilities:
Warrants to purchase common stock	$—	$—	$1,516	$1,516
Total liabilities	$—	$—	$1,516	1,516

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$19,818	$—	$—	$19,818
Corporate obligations	—	88,492	—	88,492
U.S. Treasury securities	—	33,968	—	33,968
Certificates of deposit	—	23,373	—	23,373
Mortgage and other asset backed securities	—	67,599	—	67,599
Restricted cash	946	—	—	946
Total assets	$20,764	$213,432	$—	$234,196
Liabilities:
Warrants to purchase common stock	$—	$—	$1,244	$1,244
Total liabilities	$—	$—	$1,244	$1,244
The money market funds noted above are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2017 or the year ended December 31, 2016.
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

The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liabilities, which represent a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Six Months Ended June 30,
	2017	2016
Beginning balance	$1,244	$17,187
Change in fair value	272	(5,819)
Ending balance	$1,516	$11,368
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. At each reporting period, the Company evaluates the best valuation methodology. At June 30, 2017, the Black-Scholes option pricing model was used.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the six months ended June 30, 2017 or the year ended December 31, 2016.
9. Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Outstanding stock options	3,541	3,503	3,541	3,503
Common stock warrants	64	397	64	397
Shares issuable under employee stock purchase plan	13	13	13	13
Restricted stock units	810	608	810	608
	4,428	4,521	4,428	4,521
10. Comprehensive (Loss) Income
Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive (loss) income is presented separately on the consolidated balance sheets and consists entirely of unrealized holding gains on investments as of June 30, 2017 and December 31, 2016.
11.  Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure except as described below.
On July 18, 2017, the Company entered into a five-year lease extension for approximately 37,700 square feet of office, manufacturing and lab space located at 128 Sidney Street, Cambridge Massachusetts, our principal headquarters and manufacturing facility. The lease commences on October 1, 2018 and ends on September 30, 2023. The total operating lease obligation for the term of this agreement, excluding operating costs and real estate taxes, is approximately $13.0 million. The Company has the option to extend the lease by an additional five years.

On July 18, 2017, the Company entered into a five-year lease extension for approximately 37,116 square feet of office and lab space located at 149 Sidney Street, Cambridge Massachusetts. The lease commences on October 1, 2018 and ends on September 30, 2023. The total operating lease obligation for the term of this agreement, excluding operating costs and real estate taxes, is approximately $12.8 million. The Company has the option to extend the lease by an additional five years.
The leases provide for contributions from the landlords of up to $0.7 million for certain work to be performed by the Company and for the replacement of certain HVAC units, water heaters and other base building improvements at both 128 Sidney Street and 149 Sidney Street.
On July 27, 2017, the Company entered into a one-year sublease with Rubius Therapeutics, Inc. (the "sublessee") under which Rubius will sublease from us approximately 11,825 square feet of office space and lab space at 99 Erie Street, Cambridge, Massachusetts (the “sublease”). The sublease commenced on August 1, 2017 and ends on July 31, 2018. The total operating lease obligation, excluding operating costs and real estate taxes, for the term of this agreement is approximately $0.7 million. The sublessee has the right to extend the sublease by an additional five months.

12. Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2018. Topic 606 allows for either a full retrospective application, in which the standard is applied to all periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. As of June 30, 2017, revenue is generated exclusively from the Company's collaboration agreement with Celgene. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations as it relates to this single arrangement, and expects to elect the modified retrospective application as its transition method.
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

13. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	June 30, 2017	December 31, 2016	Price Per Share	Expiration	June 30, 2017	December 31, 2016
Warrants to purchase common stock	61	61	$5.88	June 10, 2020 - July 9, 2020	Liability	Liability
Warrants to purchase common stock	3	4	7.40	December 31, 2017	Equity(1) (2)	Equity(1) (2)
All warrants	64	65	$5.94

(1)	In March 2017, warrant holders exercised warrants to purchase 1,187 shares of Common Stock on a net basis, resulting in the issuance of 1,014 shares of Common Stock.

(2)	Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to our initial public offering.
In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company’s common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants was recorded as a discount to the preferred stock issued, and the preferred stock was accreted to the redemption value. At the end of each reporting period, the Company re-measured the fair value of the outstanding warrants, using current assumptions, resulting in an increase in fair value of $0.2 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively, and an increase in fair value of $0.3 million and a decrease of $5.8 million for the six months ended June 30, 2017 and 2016, respectively, which was recorded in other (expense) income in the accompanying consolidated statements of operations and comprehensive loss. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. All remaining outstanding warrants were fully vested and exercisable as of June 30, 2017 and December 31, 2016.
14. Commitments and Contingencies
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended June 30, 2017, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
99 Erie Street Operating Lease
On March 16, 2017, the Company entered into an approximately six and a half year lease for approximately 11,825 square feet of rentable office and lab space located at 99 Erie Street, Cambridge, Massachusetts. The lease commenced on May 1, 2017 and ends on September 30, 2023. Excluding operating costs and real estate taxes, rent for the first year is $0.7 million with annual rent escalations thereafter. The total operating lease obligation for the term of this agreement, excluding operating costs and real estate taxes, is $5.1 million. In addition, the lease provides for an optional contribution from the landlord towards the build-out of the space of up to $0.1 million. The Company has the option to extend the lease by an additional three years. In accordance with the lease, the Company entered into a cash-collateralized, irrevocable standby letter of credit in the amount of $0.2 million, naming the landlord as beneficiary.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2017 and December 31, 2016, or royalties on future sales of specified products. No milestones or royalty payments under these agreements are expected to be payable in the immediate future. See Note 15 for discussion of these arrangements.
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
Through June 30, 2017, the Company has received $44.0 million in research and development funding and milestone payments for sotatercept under the original and modified agreements. The next likely clinical milestone payment would be $10.0 million and result from Celgene’s start of a Phase 3 study.

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
The Company retains responsibility for research and development through the end of Phase 1 and initial Phase 2 clinical trials, as well as manufacturing the clinical supplies for these studies. Celgene will conduct any subsequent Phase 2 and Phase 3 clinical studies. The Company will manufacture luspatercept for the Phase 1 and Phase 2 clinical trials and Celgene will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third party contract manufacturing organizations.
Through June 30, 2017, the Company has received $93.8 million in research and development funding and milestone payments for luspatercept. The next likely milestone payment would be $25.0 million and result from U.S. Food and Drug Administration or European Medical Association acceptance of a Biologics Licensing Application or equivalent for luspatercept in either myelodysplastic syndromes or beta-thalassemia.
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
Accounting Analysis
During the three months ended June 30, 2017 and 2016, the Company recognized $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2017 and 2016, $0.3 million and $0.3 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.
As noted above, under the terms of the Luspatercept Agreement the Company retained responsibility for certain research and development activities. In November 2013, the Company agreed to conduct additional activities for the benefit of the luspatercept program including certain clinical and non-clinical services. These activities are reimbursed under the same terms and rates of the existing Agreements and are accounted for as the services are delivered.
Pursuant to the terms of the agreement, Celgene and the Company shared development costs, with Celgene responsible for substantially more than half of the costs for sotatercept and luspatercept until December 31, 2012 and 100% of the costs from January 1, 2013 and thereafter. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. The Company recorded net cost-sharing revenue of $2.9 million and $3.1 million during the three months ended June 30, 2017 and 2016, respectively, and $6.5 million and $6.1 million during the six months ended June 30, 2017 and 2016, respectively.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004 to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended June 30, 2017 and 2016, the Company expensed $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2017 and 2016, respectively, the Company expensed $0.1 million and $1.0 million of milestones and fees defined under the agreement.

In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront research fee of $0.3 million upon execution of the agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended June 30, 2017 and 2016, the Company expensed $0.1 million and $0.2 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company expensed $0.2 million and $0.5 million, respectively, of milestones and fees, which is recorded as research and development expense.
16. Stock-Based Compensation
The Company recognized stock-based compensation expense related to stock options, restricted stock units and the 2013 Employee Stock Purchase Plan totaling $9.6 million, $4.6 million, $16.2 million, and $8.8 million during the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, respectively.
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive (loss) income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$3,433	$1,850	$7,095	$3,676
General and administrative	6,155	2,701	9,077	5,124
	$9,588	$4,551	$16,172	$8,800
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
In December 2016, the Company entered into a consulting agreement with the Company's former Chief Executive Officer. In accordance with the Company’s Plan, any vested stock options (options) remain outstanding and exercisable and unvested options and restricted stock units will continue to vest in accordance with their terms so long as he continues to provide services as a non-employee consultant. During the three and six months ended June 30, 2017, the Company recognized $1.0 million and $2.2 million of stock-based compensation expense within research and development expense associated with these awards.
In April 2017, the Company amended the employment agreement with its Chief Operating Officer as a result of his diagnosis of amyotrophic lateral sclerosis (ALS). The amended agreement modified the vesting conditions of his stock options (options) and restricted stock units in the event his termination of employment as a result of death or disability and extended the post termination exercise period of the options. These modifications resulted in $3.6 million of stock-based compensation, recognized within general and administrative expense during the second quarter of 2017.

Stock Options
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	65.8%	64.5%	65.9%	64.4%
Expected term (in years)	6.0	6.0	6.0	5.9
Risk-free interest rate	1.9%	1.5%	2.2%	1.4%
Expected dividend yield	—%	—%	—%	—%
The following table summarizes the stock option activity under the Company’s 2003 Stock Option and Restricted Stock Plan and 2013 Equity Incentive Plan during the six months ended June 30, 2017 (in thousands, except per share amounts and years):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	3,316	$25.96	7.03
Granted	593	$29.87
Exercised	(333)	$4.20
Canceled or forfeited	(35)	$35.31
Outstanding at June 30, 2017	3,541	$28.57	7.40	$17,917
Exercisable at June 30, 2017	1,778	$24.49	5.93	$16,464

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2017.

During the six months ended June 30, 2017, the Company granted stock options to purchase an aggregate of 593,409 shares of its common stock, with a weighted-average grant date fair value of options granted of $18.08 per share.
During the six months ended June 30, 2017, current and former employees of the Company exercised a total of 332,980 options, resulting in total proceeds of $1.4 million.
The aggregate intrinsic value of options exercised during the six months ended June 30, 2017 was $7.7 million.
As of June 30, 2017, there was $27.7 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.70 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Equity Incentive Plan during the six months ended June 30, 2017 (in thousands, except per share amounts):

	Number of Grants	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2016	732	$31.55
Granted	121	$29.20
Vested	(35)	$30.84
Forfeited	(8)	$34.85
Unvested balance at June 30, 2017	810	$31.20
During the six months ended June 30, 2017, the Company issued 100,692 RSUs to employees.  These RSUs are subject to time-based vesting. As of June 30, 2017, there was approximately $5.4 million of unrecognized compensation cost related to the time-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.88 years. 238,781 restricted stock units subject to time-based vesting remained unvested and outstanding at June 30, 2017.
During the six months ended June 30, 2017, the Company issued 20,041 RSUs to employees. These RSUs are subject to performance-based vesting conditions, and vesting accelerates upon the occurrence of certain milestone events. In September 2019, any of these unvested RSUs will vest. As a result, when a milestone becomes probable, compensation cost is recognized from the grant date through the estimated date of achievement. If achievement is not considered probable, the expense is recognized from the grant date through September 2019. At June 30, 2017, there was approximately $6.7 million of unrecognized compensation cost related to the performance-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 1.33 years. All 570,818 of these performance-based RSUs remained outstanding at June 30, 2017.
Employee Stock Purchase Plan
During the three months ended June 30, 2017 and 2016, the Company recorded $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company recorded $0.1 million and $0.1 million of stock-based compensation expense related to the 2013 Employee Stock Purchase Plan (ESPP).
17. Income Taxes
For the three and six months ended June 30, 2017, the Company recorded current income tax expense of $6 thousand and $12 thousand, respectively, related to state income taxes on its interest income. For the three and six months ended June 30, 2016, the Company did not record a current or deferred income tax provision or benefit.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2017 and December 31, 2016.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2017 and December 31, 2016, the Company did not have any significant uncertain tax positions.
18. Related Party Transactions
Celgene Corporation
In connection with prior arrangements, Celgene owned 12.6% and 12.8% of the Company’s fully diluted equity as of June 30, 2017 and December 31, 2016, respectively. Refer to Note 15 for additional information regarding this collaboration arrangement.
During the three and six months ended June 30, 2017 and 2016, all revenue recognized by the Company was recognized under the Celgene collaboration arrangement and, as of June 30, 2017, the Company had $4.0 million of deferred revenue related to the Celgene collaboration arrangement.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	our ongoing and planned preclinical studies and clinical trials;

•	clinical trial data and the timing of results of our ongoing clinical trials;

•	our plans to develop and commercialize ACE-083 and our and Celgene’s plans to develop and commercialize luspatercept and sotatercept;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	the timing of anticipated milestone payments under our collaboration agreements with Celgene;

•	the timing of, and our and Celgene’s ability to, obtain and maintain regulatory approvals for our therapeutic candidates;

•	the rate and degree of market acceptance and clinical utility of any approved therapeutic candidate, particularly in specific patient populations;

•	our ability to quickly and efficiently identify and develop therapeutic candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding our operating capital requirements, results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies.
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
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is designed to promote red blood cell production through a novel mechanism, and we are developing luspatercept with Celgene to treat anemia and associated complications in myelodysplastic syndromes (MDS), beta-thalassemia, and myelofibrosis. Celgene is currently conducting two Phase 3 clinical trials for luspatercept: one for the treatment of patients with lower risk MDS, the "MEDALIST" trial, and another for the treatment of patients with beta-thalassemia, the "BELIEVE" trial. We are evaluating opportunities for the development of sotatercept. Celgene is responsible for paying 100% of the development costs for all clinical trials for luspatercept and sotatercept. We may receive up to an additional $545.0 million of potential development, regulatory and commercial milestone payments and, if these therapeutic candidates are commercialized, we will receive a royalty on net sales in the low-to-mid 20% range. We will co-promote luspatercept and sotatercept, if approved, in North America for which our commercialization costs will be entirely funded by Celgene.
We wholly own and independently developing ACE-083. ACE-083 is designed for the treatment of focal muscle disorders, and we are currently conducting a Phase 2 clinical trial with ACE-083 in patients with facioscapulohumeral dystrophy. In August 2017, we announced that we have dosed the first patient in a Phase 2 clinical trial with ACE-083 in Charcot-Marie-Tooth disease. We previously reported data from the Phase 1 clinical trial of ACE-083 showing marked increases in the volume of muscles treated with ACE-083 measured using MRI.
In addition to our clinical programs, we are conducting research to identify new therapeutic candidates to bring forward into clinical trials. To this end, we implemented a new platform technology, IntelliTrap™, that is expanding our discovery efforts. We have nominated an IntelliTrap™ molecule, ACE-2494, as a candidate for clinical development.
As of June 30, 2017, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $337.3 million from public investors, $96.2 million in equity investments from our collaboration partners and $268.0 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, if and as we:

•	conduct clinical trials for ACE-083, ACE-2494 or any future therapeutic candidates;

•	continue our preclinical studies and potential clinical development efforts of our existing preclinical therapeutic candidates;

•	continue research activities for the discovery of new therapeutic candidates;

•	manufacture therapeutic candidates for our preclinical studies and clinical trials;

•	acquire or in-license other therapeutic candidates and patents;

•	seek regulatory approval for our therapeutic candidates; and

•	operate as a public company.
We will not generate revenue from product sales unless and until we or a partner successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates. We expect that this will take a number of years and is subject to significant uncertainty. All current and future development and commercialization costs for sotatercept and luspatercept are paid by Celgene. If we obtain regulatory approval for ACE-083, ACE-2494, or any future therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our therapeutic candidates.

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
From inception through June 30, 2017, we have incurred $508.4 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Expenses associated with sotatercept and luspatercept are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. We are expensing the costs of eight Phase 2 clinical trials for luspatercept, dalantercept and ACE-083, of which the four for luspatercept are reimbursed by Celgene and the two for dalantercept are being discontinued. With respect to the luspatercept Phase 3 clinical trials directly conducted by Celgene, we do not incur and are not reimbursed for expenses related to these development activities.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses during the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Luspatercept(1)	$1,456	$1,703	$3,453	$3,319
Dalantercept(2)	1,454	2,133	2,750	4,087
ACE-083	3,157	737	5,185	1,614
ACE-2494	1,161	—	2,447	—
Total direct research and development expenses	7,228	4,573	13,835	9,020
Other expenses(3)	14,370	11,565	29,492	23,370
Total research and development expenses	$21,598	$16,138	$43,327	$32,390

(1)	Expenses associated with luspatercept are reimbursed 100% by Celgene.

(2)	Development of dalantercept is being discontinued.

(3)	Other expenses include unallocated employee and contractor-related expenses, facility expenses, lab supplies, and miscellaneous expenses.
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
To estimate the fair value of our liability classified warrants, we use either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-

measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. We base the estimates in the pricing models, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield, and the fair value of the preferred stock or common stock underlying the warrants. The Black-Scholes option pricing model was used at June 30, 2017.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Increase
(in thousands)	2017	2016	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$135	$135	$—
Cost-sharing, net	2,922	3,060	(138)
Total revenue	3,057	3,195	(138)
Costs and expenses:
Research and development	21,598	16,138	5,460
General and administrative	11,370	6,712	4,658
Total costs and expenses	32,968	22,850	10,118
Loss from operations	(29,911)	(19,655)	(10,256)
Other income (expense), net	248	(2,361)	2,609
Loss before income taxes	(29,663)	(22,016)	(7,647)
Income tax expense	(6)	—	(6)
Net loss	$(29,669)	$(22,016)	$(7,653)

Revenue.  We recognized revenue of $3.1 million in the three months ended June 30, 2017, compared to $3.2 million in the same period in 2016. All of the revenue in both periods was derived from the Celgene agreements. This $0.1 million decrease is attributable to miscellaneous reductions in external expenses partially offset by an increase in reimbursement for personnel compared to the prior year.
Research and Development Expenses.  Research and development expenses were $21.6 million in the three months ended June 30, 2017, compared to $16.1 million in the same period in 2016. This $5.5 million increase was primarily due to an increase in personnel expenses totaling $3.0 million, to support development of our wholly owned therapeutic candidates and preclinical programs, which includes an increase in stock-based compensation expense of $1.6 million. Other increases include clinical trial and toxicology expenses of $3.0 million. These increases were partially offset by a decrease in miscellaneous research and drug supply expense of $0.6 million.
General and Administrative Expenses.  General and administrative expenses were $11.4 million in the three months ended June 30, 2017, compared to $6.7 million for the same period in 2016. This $4.7 million increase was primarily due to an increase in personnel expense of $4.8 million, which includes an increase in stock-based compensation primarily due to modifications of a former executive officer’s equity awards, which was announced in May 2017.
Other Income (Expense), Net.  Other income, net was $0.2 million in the three months ended June 30, 2017, compared to other expense, net of $2.4 million for the same period in 2016. This $2.6 million change was primarily due to a $2.6 million decrease in the loss associated with marking the common warrant liability to market in each period.
Income Tax Expense. Income tax expense is attributable to taxes on interest income from our investment portfolio.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Increase
(in thousands)	2017	2016	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$271	$15,279	$(15,008)
Cost-sharing, net	6,491	6,117	374
Total revenue	6,762	21,396	(14,634)
Costs and expenses:
Research and development	43,327	32,390	10,937
General and administrative	19,203	12,618	6,585
Total costs and expenses	62,530	45,008	17,522
Loss from operations	(55,768)	(23,612)	(32,156)
Other income, net	705	6,656	(5,951)
Loss before income taxes	(55,063)	(16,956)	(38,107)
Income tax expense	(12)	—	(12)
Net loss	$(55,075)	$(16,956)	$(38,119)
Revenue.  We recognized revenue of $6.8 million in the six months ended June 30, 2017, compared to $21.4 million in the same period in 2016. All of the revenue in both periods was derived from the Celgene agreements. This $14.6 million decrease was primarily due to the receipt of a $15 million milestone payment from Celgene for the initiation of a Phase 3 clinical trial with luspatercept in 2016, offset in part by an increase in cost sharing revenue of $0.4 million primarily related to an increase in reimbursement for personnel compared to the prior year.
Research and Development Expenses.  Research and development expenses were $43.3 million in the six months ended June 30, 2017, compared to $32.4 million in the same period in 2016. This $10.9 million increase was primarily due to an increase in personnel expenses totaling $6.4 million, to support development of our wholly owned therapeutic candidates and preclinical programs, which includes an increase in stock-based compensation expense of $3.4 million. Other increases include miscellaneous research and drug supply expenses of $0.8 million and clinical trial and toxicology expenses of $4.6 million. These increases were partially offset by a decrease in licensing expense related to payments that we made in connection with the achievement of a milestone in 2016 totaling $0.9 million.
General and Administrative Expenses.  General and administrative expenses were $19.2 million in the six months ended June 30, 2017, compared to $12.6 million for the same period in 2016. This $6.6 million increase was primarily due to an increase in personnel expense of $6.9 million, which includes an increase in stock-based compensation expense of $4.0 million, primarily due to modifications of a former executive officer’s equity awards, which was announced in May 2017.
Other Income, Net.  Other income, net was $0.7 million in the six months ended June 30, 2017, compared to $6.7 million for the same period in 2016. This $6.0 million decrease was primarily due to a $6.1 million decrease in the gain associated with marking the common warrant liability to market.
Income Tax Expense. Income tax provision is attributable to taxes on interest income from our investment portfolio.

Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of June 30, 2017, we had an accumulated deficit of $419.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of June 30, 2017, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $337.3 million from public investors, $96.2 million in equity investments from our collaboration partners and $268.0 million in upfront payments, milestones, and net research and development payments from our collaboration partners.

As of June 30, 2017, we had $194.0 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements into the second half of 2019.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(39,110)	$(14,933)
Investing activities	47,118	(118,180)
Financing activities	1,768	142,325
Net increase in cash and cash equivalents	$9,776	$9,212
Operating Activities
Net cash used in operating activities was $39.1 million for the six months ended June 30, 2017 compared to $14.9 million during the same period in 2016. The change was driven primarily by an increase in net loss of $38.1 million, which includes lower revenue due to a $15.0 million milestone recognized in 2016 and a $6.1 million decrease in the gain associated with marking the common warrants to market. Operating expenses increased by $17.5 million for 2017, including a $7.4 million increase in non-cash stock-based compensation expense, in part due to modifications of the equity awards of our Chief Operating Officer.
Investing Activities
Net cash provided by investing activities was $47.1 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $118.2 million for the six months ended June 30, 2016. This increase in net cash provided by investing activities was primarily due to net maturities of our investments of $50.0 million during the six months ended June 30, 2017 in connection with managing the portfolio to meet our cash requirements, compared to net purchases of $116.6 million in the six months ended June 30, 2016, in connection with implementing our investment policy.
Financing Activities
Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2017 compared to $142.3 million for the same period in 2016. The decrease is primarily attributable to $140.3 million of proceeds received during the comparable period in 2016 from our public offering.
Operating Capital Requirements
To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We will not generate revenue from product sales unless and until we or our partners obtain regulatory approval of and commercialize one of our current or future therapeutic candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek and obtain regulatory approvals for ACE-083, ACE-2494 and any future therapeutic candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of therapeutic candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We anticipate that we will need additional funding in connection with our continuing operations.
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

Contractual Obligations and Commitments
During the three months ended June 30, 2017, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 except as described below.
On March 16, 2017, the Company entered into an approximately six and a half year lease for approximately 11,825 square feet of rentable office and lab space located at 99 Erie Street, Cambridge, Massachusetts. The lease commenced on May 1, 2017 and ends on September 30, 2023. Excluding operating costs and real estate taxes, rent for the first year is $0.7 million with annual rent escalations thereafter. The total operating lease obligation for the term of this agreement is $5.1 million, excluding operating costs and real estate taxes. In addition, the lease provides an optional contribution from the landlord towards build-out of the space of up to $0.1 million. The Company has the option to extend the lease by an additional three years. In accordance with the lease, the Company entered into a cash-collateralized, irrevocable standby letter of credit in the amount of $0.2 million, naming the landlord as beneficiary.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash, cash equivalents and investments of $194.0 million and $234.4 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
As of June 30, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ACCELERON PHARMA INC.

Date: August 3, 2017	By:	/s/ HABIB J. DABLE
Habib J. Dable
Chief Executive Officer, President and Director

Date: August 3, 2017	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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