Form 10-Q
period 2017-09-30
ACCELERON PHARMA INC
filed 2017-11-07
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

As of October 31, 2017, there were 45,235,024 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$238,959	$20,950
Collaboration receivables (all amounts are with related party)	2,879	3,234
Prepaid expenses and other current assets	3,334	3,862
Short-term investments	98,266	118,740
Total current assets	343,438	146,786
Property and equipment, net	7,211	5,201
Restricted cash	1,132	946
Other assets	124	22
Long-term investments	29,372	94,692
Total assets	$381,277	$247,647
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,024	$1,590
Accrued expenses	14,141	13,249
Deferred revenue	541	541
Deferred rent	178	769
Total current liabilities	15,884	16,149
Deferred revenue, net of current portion	3,297	3,704
Deferred rent, net of current portion	1,628	953
Warrants to purchase common stock	1,927	1,244
Total liabilities	22,736	22,050
Commitments and contingencies (Note 13)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 44,414,694 and 38,251,826 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	45	39
Additional paid-in capital	803,907	590,474
Accumulated deficit	(445,097)	(364,491)
Accumulated other comprehensive loss	(314)	(425)
Total stockholders’ equity	358,541	225,597
Total liabilities and stockholders’ equity	$381,277	$247,647

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue:
License and milestone	$135	$135	$406	$15,415
Cost-sharing, net	2,879	2,870	9,370	8,987
Total revenue (all amounts are with related party)	3,014	3,005	9,776	24,402
Costs and expenses:
Research and development	21,059	17,102	64,387	49,492
General and administrative	7,533	6,411	26,735	19,029
Total costs and expenses	28,592	23,513	91,122	68,521
Loss from operations	(25,578)	(20,508)	(81,346)	(44,119)
Other (expense) income, net	(410)	(794)	(683)	5,026
Interest income	496	512	1,474	1,348
Total other income (expense) net	86	(282)	791	6,374
Loss before income taxes	(25,492)	(20,790)	(80,555)	(37,745)
Income tax benefit	41	20	29	20
Net loss applicable to common stockholders	$(25,451)	$(20,770)	$(80,526)	$(37,725)

Net loss per share applicable to common stockholders-basic and diluted (Note 9)	$(0.65)	$(0.55)	$(2.08)	$(1.01)

Weighted-average number of common shares used in computing net loss per share applicable to common stockholders:	39,361	37,616	38,804	37,268

Other comprehensive loss:
Net loss	$(25,451)	$(20,770)	$(80,526)	$(37,725)
Net unrealized holding gains (losses) on short-term and long-term investments during the period, net of tax of $59 thousand, $59 thousand, $53 thousand and $53 thousand for the three and nine months ended September 30, 2017 and 2016, respectively	100	(374)	170	98
Comprehensive loss	$(25,351)	$(21,144)	$(80,356)	$(37,627)

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(80,526)	$(37,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,023	1,158
Stock-based compensation	21,877	13,387
Change in fair value of warrants	683	(5,026)
Other non-cash items	211	(262)
Changes in assets and liabilities:
Prepaid expenses and other assets	426	(1,211)
Collaboration receivables	355	609
Accounts payable	(566)	1,196
Accrued expenses	160	389
Restricted cash	(186)	(150)
Deferred revenue	(407)	(414)
Deferred rent	22	94
Net cash used in operating activities	(55,928)	(27,955)
Investing Activities
Purchases of investments	(245)	(132,565)
Proceeds from sales and maturities of investments	86,001	21,120
Purchases of property and equipment	(3,639)	(2,246)
Net cash provided by (used in) investing activities	82,117	(113,691)
Financing Activities
Proceeds from issuance of common stock from public offering, net of issuance costs	187,986	140,697
Payments for withholding taxes on restricted stock units	(226)	—
Proceeds from exercise of stock options and warrants to purchase common stock	3,233	3,524
Proceeds from issuances of common stock related to employee stock purchase plan	827	658
Net cash provided by financing activities	191,820	144,879
Net increase in cash and cash equivalents	218,009	3,233
Cash and cash equivalents at beginning of period	20,950	27,783
Cash and cash equivalents at end of period	$238,959	$31,016
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$395	$25
Capitalized follow-on public offering costs included in accrued expenses	$337	$—

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business
Acceleron Pharma Inc. (Acceleron or the Company) is a Cambridge, Massachusetts-based clinical stage biopharmaceutical company dedicated to the discovery, development, and commercialization of therapeutics to treat serious and rare diseases. The Company’s leadership in the understanding of TGF-beta biology and protein engineering generates innovative compounds that engage the body’s ability to regulate cellular growth and repair.
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
The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2016 except for the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which did not have a material impact, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016.
The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized events requiring disclosure, other than those disclosed in this Report on Form 10-Q.
The accompanying interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of September 30, 2017, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, have not changed, except for the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is discussed further in Note 16.
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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at September 30, 2017 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2017 and 2016.
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
The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2017 and December 31, 2016 was $53.1 million and $172.2 million, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of September 30, 2017 and December 31, 2016 was $55.8 million and $5.5 million, respectively. The aggregate unrealized loss for those securities in an unrealized loss position for more than twelve months is $0.1 million and $2 thousand, respectively. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2017 and December 31, 2016.

The following is a summary of cash, cash equivalents and available-for-sale securities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$238,959	$—	$—	$238,959
Available-for-sale securities:
Corporate obligations due in one year or less	44,789	1	(47)	44,743
Corporate obligations due in more than one year	11,560	—	(47)	11,513
U.S. Treasury securities due in one year or less	10,004	—	(31)	9,973
U.S. Treasury securities due in more than one year	4,021	—	(27)	3,994
Certificates of deposit due in one year or less	9,092	—	—	9,092
Certificates of deposit due in more than one year	1,904	—	—	1,904
Mortgage and other asset backed securities due in one year or less	34,497	—	(39)	34,458
Mortgage and other asset backed securities due in more than one year	12,026	—	(65)	11,961
Total available-for-sale securities	$127,893	$1	$(256)	$127,638
Total cash, cash equivalents and available-for-sale securities	$366,852	$1	$(256)	$366,597

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$20,950	$—	$—	$20,950
Available-for-sale securities:
Corporate obligations due in one year or less	45,839	1	(58)	45,782
Corporate obligations due in more than one year	42,895	—	(185)	42,710
U.S. Treasury securities due in one year or less	22,490	—	(10)	22,480
U.S. Treasury securities due in more than one year	11,541	—	(53)	11,488
Certificates of deposit due in one year or less	13,562	—	—	13,562
Certificates of deposit due in more than one year	9,811	—	—	9,811
Mortgage and other asset backed securities due in one year or less	36,948	—	(32)	36,916
Mortgage and other asset backed securities due in more than one year	30,771	—	(88)	30,683
Total available-for-sale securities	$213,857	$1	$(426)	$213,432
Total cash, cash equivalents and available-for-sale securities	$234,807	$1	$(426)	$234,382

6. Restricted Cash
As of September 30, 2017 and December 31, 2016, the Company maintained letters of credit totaling $1.1 million and $0.9 million, respectively, held in the form of certificates of deposit and money market funds as collateral for the Company's facility lease obligation and its credit cards.
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
8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$224,053	$—	$—	$224,053
Corporate obligations	—	56,256	—	56,256
U.S. Treasury securities	—	13,967	—	13,967
Certificates of deposit	—	10,997	—	10,997
Mortgage and other asset backed securities	—	46,419	—	46,419
Restricted cash	1,132	—	—	1,132
Total assets	$225,185	$127,639	$—	$352,824
Liabilities:
Warrants to purchase common stock	$—	$—	$1,927	$1,927
Total liabilities	$—	$—	$1,927	1,927

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$19,818	$—	$—	$19,818
Corporate obligations	—	88,492	—	88,492
U.S. Treasury securities	—	33,968	—	33,968
Certificates of deposit	—	23,373	—	23,373
Mortgage and other asset backed securities	—	67,599	—	67,599
Restricted cash	946	—	—	946
Total assets	$20,764	$213,432	$—	$234,196
Liabilities:
Warrants to purchase common stock	$—	$—	$1,244	$1,244
Total liabilities	$—	$—	$1,244	$1,244
The money market funds noted above are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2017 or the year ended December 31, 2016.
Items measured at fair value on a recurring basis include short-term and long-term investments (Note 5), and warrants to purchase common stock (Note 12). During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs.

The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liabilities, which represent a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$1,244	$17,187
Change in fair value	683	(5,026)
Ending balance	$1,927	$12,161
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. At each reporting period, the Company evaluates the best valuation methodology. At September 30, 2017, the Black-Scholes option pricing model was used.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the nine months ended September 30, 2017 or the year ended December 31, 2016.
9. Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Outstanding stock options	3,459	3,193	3,459	3,193
Common stock warrants	64	397	64	397
Shares issuable under employee stock purchase plan	19	18	19	18
Outstanding restricted stock units	551	670	551	670
	4,093	4,278	4,093	4,278
10. Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of unrealized holding gains and losses on investments as of September 30, 2017 and December 31, 2016.
11. Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2018. Topic 606 allows for either a full retrospective application, in which the standard is applied to all periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. As of September 30, 2017, revenue is generated exclusively from the Company's collaboration agreement with Celgene. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations as it relates to this single arrangement, and expects to elect the modified retrospective application as its transition method.
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

12. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	September 30, 2017	December 31, 2016	Price Per Share	Expiration	September 30, 2017	December 31, 2016
Warrants to purchase common stock	61	61	$5.88	June 10, 2020 - July 9, 2020	Liability	Liability
Warrants to purchase common stock	3	4	7.40	December 31, 2017	Equity(1) (2)	Equity(1) (2)
All warrants	64	65	$5.94

(1)	In March 2017, warrant holders exercised warrants to purchase 1,187 shares of Common Stock on a net basis, resulting in the issuance of 1,014 shares of Common Stock.

(2)	Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated in periods prior to our initial public offering.
In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company’s common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive loss for each reporting period thereafter. The fair value of the common stock warrants was recorded as a discount to the preferred stock issued, and the preferred stock was accreted to the redemption value. At the end of each reporting period, the Company re-measured the fair value of the outstanding warrants, using current assumptions, resulting in an increase in fair value of $0.4 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and an increase in fair value of $0.7 million and a decrease of $5.0 million for the nine months ended September 30, 2017 and 2016, respectively, which was recorded in other (expense) income in the accompanying consolidated statements of operations and comprehensive loss. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. All remaining outstanding warrants were fully vested and exercisable as of September 30, 2017 and December 31, 2016.
13. Commitments and Contingencies
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended September 30, 2017, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
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

On July 27, 2017, the Company entered into a one-year sublease with Rubius Therapeutics, Inc. (the "sublessee") under which Rubius will sublease approximately 11,825 square feet of office and lab space at 99 Erie Street, Cambridge, Massachusetts (the "sublease"). The sublease commenced on August 1, 2017 and ends on July 31, 2018. The sublessee has the right to extend the sublease by an additional five months. The total operating lease obligation, excluding operating costs and real estate taxes, for the term of this agreement is approximately $0.7 million. In connection with this sublease, we recognized a loss of $0.1 million during the third quarter of 2017, which represents the difference between the Company's lease obligation to the landlord and the sublessee's lease obligation to the Company and other expenses associated with the sublease.

128/149 Sidney Street Operating Leases

On July 18, 2017, the Company entered into a five-year lease extension for approximately 37,700 square feet of office, manufacturing and lab space located at 128 Sidney Street, Cambridge, Massachusetts, our principal headquarters and manufacturing facility. The lease commences on October 1, 2018 and ends on September 30, 2023. The total operating lease obligation for the term of this agreement, excluding operating costs and real estate taxes, is approximately $13.0 million. The Company has the option to extend the lease by an additional five years.

On July 18, 2017, the Company entered into a five-year lease extension for approximately 37,116 square feet of office and lab space located at 149 Sidney Street, Cambridge, Massachusetts. The lease commences on October 1, 2018 and ends on September 30, 2023. The total operating lease obligation for the term of this agreement, excluding operating costs and real estate taxes, is approximately $12.8 million. The Company has the option to extend the lease by an additional five years.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones which had not been met at September 30, 2017 and December 31, 2016, or royalties on future sales of specified products. No milestones or royalty payments under these agreements are expected to be payable in the immediate future. See Note 14 for discussion of these arrangements.
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
14. Significant Agreements
Celgene
Overview
On February 20, 2008, the Company entered into a collaboration, license, and option agreement with Celgene Corporation (Celgene) relating to sotatercept, which the Company and Celgene amended on August 2, 2011 (as amended, the Original Sotatercept Agreement), and then amended and restated in its entirety on September 18, 2017 (as amended and restated, the Restated Sotatercept Agreement). On August 2, 2011, the Company entered into a second collaboration, license and option agreement with Celgene for luspatercept (the Luspatercept Agreement). These agreements provide Celgene an exclusive license to luspatercept in all indications, an exclusive license to sotatercept outside of the pulmonary hypertension (PH) field, as well as exclusive rights to obtain a license to certain future compounds.
Since December 31, 2016, there have been no material changes to the key terms of the Luspatercept Agreement, and the material changes to the Original Sotatercept Agreement pursuant to the Restated Sotatercept Agreement are described below. For further information on the terms of the agreements as well as the historical accounting analysis, please see the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016.
Restated Sotatercept Agreement
Under the Restated Sotatercept Agreement, Celgene granted the Company worldwide rights to develop and commercialize sotatercept for the treatment, prevention, modulation and diagnosis of pulmonary hypertension in humans. In addition, Celgene agreed not to develop or commercialize in the field of pulmonary hypertension any compound developed under the Restated Sotatercept Agreement or the Luspatercept Agreement, and the Company agreed not to develop or commercialize any compound developed under the Restated Sotatercept Agreement or the Luspatercept Agreement in any field outside of pulmonary hypertension. The Company has the right to license, transfer or sell its rights to develop and commercialize sotatercept in pulmonary hypertension, subject to Celgene’s right of first negotiation.
The Company is responsible for 100% of the costs related to the Company’s development and commercialization of sotatercept in pulmonary hypertension. The Company is not required to make any upfront payments or milestone payments to Celgene in connection with the Company’s development and commercialization of sotatercept in pulmonary hypertension. If sotatercept is commercialized to treat pulmonary hypertension and the Company recognizes such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in pulmonary hypertension, and in this scenario, the Company will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which the Company recognizes such revenue. With respect to the development and commercialization of sotatercept outside of pulmonary hypertension or the development and commercialization of any other compound under the Restated Sotatercept Agreement, the terms of the Original Sotatercept Agreement remain unchanged, and Celgene will continue to have responsibility to fund and conduct all such development and commercialization activities, with the Company eligible to receive tiered royalty payments in the low-to-mid 20% range on global net sales.
 Pursuant to the Restated Sotatercept Agreement, Celgene will provide to the Company certain quantities of Celgene’s existing clinical supply of sotatercept at no cost to the Company. For clinical or commercial supply of sotatercept in excess of that which is agreed under the Restated Sotatercept Agreement, Celgene can elect to provide the Company with such clinical and commercial supply of sotatercept at a negotiated price or provide a tech transfer to the Company to enable the Company to manufacture on its own behalf. The conduct of the collaboration is managed by a Joint Development Committee and Joint Commercialization Committee. In the event of a deadlock of a committee, the Company shall determine the resolution of issues specifically related to the development or commercialization of sotatercept in pulmonary hypertension (other than pricing which shall be determined by consensus), and Celgene shall determine the resolution of all other issues. The Joint

Commercialization Committee will oversee commercialization of sotatercept and sotatercept pricing will be determined by mutual agreement of the Company and Celgene in the Joint Commercialization Committee.
 The Restated Sotatercept Agreement is terminable by either party upon a breach that is uncured and continuing or by Celgene for convenience on a country by country or product by product basis, or in its entirety. Celgene may also terminate the Restated Sotatercept Agreement, in its entirety or on a product by product basis, for failure of a product to meet a development or clinical trial endpoint. Termination for cause by us or termination by Celgene for convenience or failure to meet an endpoint will have the effect of terminating the applicable license to Celgene and the rights granted to the Company with respect to the development of sotatercept in pulmonary hypertension shall become irrevocable. Termination for cause by either party shall result in reducing the remaining royalties due to the breaching party by a certain percentage. Upon termination by Celgene for convenience or for failure to meet an endpoint, Celgene and the Company will enter into a termination agreement pursuant to which, among other things, Celgene will continue to be eligible to receive a royalty in the low 20% range on global net sales of sotatercept in pulmonary hypertension.
The Company and Celgene will continue to collaborate worldwide for the joint development and commercialization of sotatercept outside of the pulmonary hypertension field. The Company also previously granted Celgene an option to license three discovery stage compounds under the Original Sotatercept Agreement.
The Company retained responsibility for research and development of sotatercept outside of the pulmonary hypertension field through the end of Phase 2a clinical trials, as well as manufacturing the clinical supplies for these trials. These activities were substantially completed in 2011. Outside of pulmonary hypertension, Celgene will also be responsible for any Phase 3 clinical trials, as well as additional Phase 2 clinical trials, and will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third party contract manufacturing organizations.
Through September 30, 2017, the Company has received $44.1 million in research and development funding and milestone payments for sotatercept under the original and amended and restated agreements. The next likely clinical milestone payment would be $10.0 million and result from Celgene’s start of a Phase 3 study.

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
Through September 30, 2017, the Company has received $96.6 million in research and development funding and milestone payments for luspatercept. The next likely milestone payment would be $25.0 million and result from U.S. Food and Drug Administration or European Medical Association acceptance of a Biologics Licensing Application or equivalent for luspatercept in either myelodysplastic syndromes or beta-thalassemia.
Both Agreements
Under both agreements, Celgene is responsible for paying 100% of worldwide development costs and 100% of any commercialization costs worldwide for sotatercept (outside of the pulmonary hypertension field) and luspatercept. The Company has the right to co-promote sotatercept (outside of the pulmonary hypertension field), luspatercept and future products in North America. The Company will receive tiered royalties in the low-to-mid 20% range on net sales of sotatercept (outside of the pulmonary hypertension field) and luspatercept, and these royalty schedules are the same for both agreements.
Accounting Analysis
As a result of the changes to the economic terms under the Restated Sotatercept Agreement, the Company concluded the modification did not represent a material modification under ASU 2009-13. Further, the Company concluded there are no new deliverables which arise from the agreement. There have been no material changes to the accounting under the Luspatercept Agreement, or the Original Sotatercept Agreement pursuant to the Restated Sotatercept Agreement. For further information on the historical accounting analysis, please see the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016.
During the three months ended September 30, 2017 and 2016, the Company recognized $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2017 and 2016, $0.4 million and $0.4 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.
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
Pursuant to the terms of the agreements, Celgene and the Company shared development costs incurred by either party, with Celgene responsible for substantially more than half of the costs for sotatercept and luspatercept until December 31, 2012. Beginning January 1, 2013, Celgene is responsible for 100% of the costs for luspatercept and for sotatercept outside of the pulmonary hypertension field. Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. The Company recorded net cost-sharing revenue of $2.9 million and $2.9 million during the three months ended September 30, 2017 and 2016, respectively, and $9.4 million and $9.0 million during the nine months ended September 30, 2017 and 2016, respectively.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25 thousand, and was expensed during 2004 to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended September 30, 2017 and 2016, the Company expensed zero and zero, respectively, and during the nine months ended September 30, 2017 and 2016, respectively, the Company expensed $0.1 million and $1.0 million of milestones and fees defined under the agreement.
In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront research fee of $0.3 million upon execution of the agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended September 30, 2017 and 2016, the Company expensed $0.9 million and $0.4 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company expensed $1.2 million and $0.9 million, respectively, of milestones and fees, which is recorded as research and development expense.
15. Stockholders' Equity

On September 25, 2017, the Company completed its underwritten public offering of 5,405,406 shares of common stock at a public offering price of $37.00 per share. The aggregate net proceeds received by the Company, after underwriting discounts and other estimated offering expenses, were approximately $187.6 million.

On October 4, 2017, in connection with the public offering of common stock on September 20, 2017, the underwriters of the Company's public offering fully exercised their over-allotment option to purchase an additional 810,810 shares of the Company's common stock at the public offering price of $37.00 per share, less underwriting discounts and commissions, resulting in additional net proceeds of approximately $28.2 million.

16. Stock-Based Compensation
The Company recognized stock-based compensation expense related to the 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), the 2013 Equity Incentive Plan (the 2013 Plan), and the 2013 Employee Stock Purchase Plan (the 2013 ESPP) totaling $5.7 million, $4.6 million, $21.9 million, and $13.4 million during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, respectively.

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$3,173	$1,942	$10,268	$5,617
General and administrative	2,533	2,646	11,609	7,770
	$5,706	$4,588	$21,877	$13,387
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
In December 2016, the Company entered into a consulting agreement with its former Chief Executive Officer. In accordance with the 2003 Plan and 2013 Plan, any vested shares remain exercisable and any outstanding and unvested options and restricted stock units will continue to vest in accordance with their terms so long as he continues to provides services as a non-employee consultant. During the three and nine months ended September 30, 2017, the Company recognized $1.0 million and $3.1 million of stock-based compensation expense within research and development expense associated with these awards.
In April 2017, the Company amended the employment agreement with its former Chief Operating Officer as a result of his diagnosis of amyotrophic lateral sclerosis (ALS). The amended agreement modified the vesting conditions of his stock options and restricted stock units in the event his termination of employment as a result of death or disability and extended the post termination exercise period of the options. These modifications resulted in zero and $3.6 million of stock-based compensation, recognized within general and administrative expense during the three and nine months ended September 30, 2017, respectively.
Stock Options
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	65.1%	65.4%	65.8%	64.5%
Expected term (in years)	6.0	6.0	6.0	5.9
Risk-free interest rate	1.9%	1.2%	2.1%	1.4%
Expected dividend yield	—%	—%	—%	—%
The following table summarizes the stock option activity under the Company’s 2003 Plan and 2013 Plan during the nine months ended September 30, 2017 (in thousands, except per share amounts and years):

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	3,316	$25.96	7.03
Granted	669	$30.51
Exercised	(442)	$7.32
Canceled or forfeited	(84)	$34.16
Outstanding at September 30, 2017	3,459	$29.02	6.99	$32,169
Exercisable at September 30, 2017	1,907	$25.88	5.55	$24,324

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2017.

During the nine months ended September 30, 2017, the Company granted stock options to purchase an aggregate of 669,184 shares of its common stock, with a weighted-average grant date fair value of options granted of $18.44 per share.
During the nine months ended September 30, 2017, current and former employees of the Company exercised a total of 441,842 options, resulting in total proceeds of $3.2 million.
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 was $9.5 million.
As of September 30, 2017, there was $25.4 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.57 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Plan during the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2016	732	$31.55
Granted	129	$29.53
Vested	(289)	$31.00
Forfeited	(21)	$32.27
Unvested balance at September 30, 2017	551	$31.34
During the nine months ended September 30, 2017, the Company issued 100,692 RSUs to employees which are subject to time-based vesting. As of September 30, 2017, 214,120 of these restricted stock units remained unvested and outstanding, and there was approximately $4.7 million of related unrecognized compensation cost, which the Company expects to recognize over a remaining weighted-average period of 1.63 years.
During the nine months ended September 30, 2017, the Company issued 28,333 RSUs to employees which are subject to performance-based vesting conditions, and vesting accelerates upon the occurrence of certain milestone events. In September 2019, any of these unvested RSUs will vest. As a result, when a milestone becomes probable, compensation cost is recognized from the grant date through the estimated date of achievement. If achievement is not considered probable, the expense is recognized from the grant date through September 2019. As of September 30, 2017, 337,122 of these performance-based RSUs remained outstanding, and there was approximately $5.6 million of related unrecognized compensation cost, which the Company expects to recognize over a remaining weighted-average period of 1.66 years.
Employee Stock Purchase Plan
The Company recorded stock-based compensation expense related to the ESPP Plan during the three months ended September 30, 2017 and 2016 of $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2017 and 2016 of $0.2 million and $0.2 million, respectively.

17. Income Taxes
For the three months and nine months ended September 30, 2017, the Company recognized an income tax benefit of $41 thousand and $29 thousand and tax expense in other comprehensive loss of $59 thousand and $59 thousand related to the unrealized gain on available-for-sale securities. At September 30, 2017, the Company recorded an accrued tax provision of $17 thousand related to this tax benefit included within accrued expenses and other current liabilities in the condensed consolidated balance sheet, which is expected to be generated from continuing operations.
For the three and nine months ended September 30, 2016, the Company recognized an income tax benefit of $20 thousand and $20 thousand and tax expense in other comprehensive loss of $53 thousand and $53 thousand related to the unrealized gain on available-for-sale securities. At September 30, 2016, the Company recorded an accrued tax provision of $17 thousand related to this tax benefit included within accrued expenses and other current liabilities in the condensed consolidated balance sheet, which is expected to be generated from continuing operations.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2017 and December 31, 2016.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2017 and December 31, 2016, the Company did not have any significant uncertain tax positions.
18. Related Party Transactions
Celgene Corporation
In connection with the Company's September 2017 public offering, Celgene purchased 745,592 shares of common stock. In connection with this and prior transactions, Celgene owned 12.7% and 12.9% of the Company’s fully diluted equity as of September 30, 2017 and December 31, 2016, respectively. Refer to Note 14 for additional information regarding this collaboration arrangement.
During the three and nine months ended September 30, 2017 and 2016, all revenue recognized by the Company was recognized under the Celgene collaboration arrangement and, as of September 30, 2017, the Company had $3.8 million of deferred revenue related to the Celgene collaboration arrangement.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
Certain matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "plan," "potential," "project," "should," "strategy," "target," "vision," "will," "would," or, in each case, the negative or other variations thereon or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	our ongoing and planned preclinical studies and clinical trials;

•	clinical trial data and the timing of results of our ongoing clinical trials;

•	our plans to develop and commercialize ACE-083 and our other preclinical therapeutic candidates, our and Celgene’s plans to develop and commercialize luspatercept and sotatercept;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	the timing of anticipated milestone payments under our collaboration agreements with Celgene;

•	the timing of, and our and Celgene’s ability to, obtain and maintain regulatory approvals for our therapeutic candidates;

•	the rate and degree of market acceptance and clinical utility of any approved therapeutic candidate, particularly in specific patient populations;

•	our ability to quickly and efficiently identify and develop therapeutic candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding our operating capital requirements, results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies.
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

Overview
We are a leading biopharmaceutical company in the discovery and development of TGF-beta therapeutics to treat serious and rare diseases. Our research focuses on key natural regulators of cellular growth and repair, particularly the transforming growth factor-beta, or TGF-beta, protein superfamily. By combining our discovery and development expertise, including our proprietary knowledge of the TGF-beta superfamily, and our internal protein engineering and manufacturing capabilities, we have generated several innovative therapeutic candidates, all of which encompass novel potential first-in-class mechanisms of action. We have focused and prioritized our research and development activities within three key therapeutic areas: hematology, neuromuscular and pulmonary. If successful, these candidates could have the potential to significantly improve clinical outcomes for patients across these areas of high, unmet need.
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is designed to promote red blood cell production through a novel mechanism, and is being developed to treat chronic anemia and associated complications in myelodysplastic syndromes, or MDS, beta-thalassemia, and myelofibrosis. Celgene is currently conducting two Phase 3 clinical trials with luspatercept; one for the treatment of patients with lower risk MDS, known as the "MEDALIST" trial, and another for the treatment of patients with transfusion-dependent beta-thalassemia, also known as the "BELIEVE" trial. Celgene recently initiated a Phase 2 clinical trial for the treatment of patients with myelofibrosis, a rare bone marrow disorder, and we expect Celgene to enroll the first patient in this study by the end of this year. We further expect Celgene to initiate a Phase 3 clinical trial, the "COMMANDS" trial, in first-line, lower-risk MDS patients in first half of 2018. In addition, a Phase 2 trial in non-transfusion-dependent beta-thalassemia patients, referred to as the "BEYOND" trial, is in the planning stages and we expect Celgene to initiate the BEYOND trial by the end of this year.
For sotatercept, we recently announced that Celgene granted rights to us to fund, develop, and lead the global commercialization of sotatercept in pulmonary arterial hypertension, or PAH. PAH is a rare and chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in the pulmonary arteries. We expect to initiate a Phase 2 clinical trial for the treatment of patients with PAH in the first half of 2018.
Celgene is responsible for paying 100% of the development costs for all clinical trials for luspatercept as well as clinical trials with sotatercept, outside of pulmonary hypertension. We may receive a maximum of $545.0 million for the potential development, regulatory and commercial milestone payments. If luspatercept and, outside of pulmonary hypertension, sotatercept, are commercialized, we are eligible to receive a royalty on net sales in the low-to-mid 20% range. We have the right to co-promote luspatercept and, outside of pulmonary hypertension, sotatercept, if approved, in North America, for which our commercialization costs will be entirely funded by Celgene. With regard to sotatercept in pulmonary hypertension, we have the right to fund and conduct all development and commercialization activities. If sotatercept is commercialized to treat pulmonary hypertension and we recognize such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in pulmonary hypertension, and in this scenario we will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which we recognize such revenue.
We are independently developing our wholly-owned neuromuscular candidate, ACE-083. ACE-083 is designed for the treatment of focal muscle loss disorders, and we are currently conducting a Phase 2 clinical trial with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD, as well as a Phase 2 clinical trial with ACE-083 in patients with Charcot-Marie-Tooth disease, or CMT. We expect to report part 1 preliminary results from dose cohort 1 of our Phase 2 clinical trial in patients with FSHD in January 2018, and we expect to report preliminary results from part 1 of all dose-escalation cohorts in both of our Phase 2 clinical trials with ACE-083 in 2018. We previously reported data from the Phase 1 clinical trial of ACE-083 showing marked increases in the volume of muscles treated with ACE-083, measured using magnetic resonance imaging or MRI.
In addition to our clinical programs, we are conducting research within our three focused disease areas-hematologic, neuromuscular and pulmonary-in order to identify new therapeutic candidates to advance into clinical trials. To this end, we expanded our discovery efforts with our proprietary platform technology, IntelliTrap™. We have nominated an IntelliTrap™ molecule, ACE-2494, a systemic muscle agent, as a candidate for clinical development, and we expect to initiate a Phase 1 healthy volunteer study by the end of 2017.
As of September 30, 2017, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $509.7 million from public investors, $123.7 million in equity investments from our collaboration partners and $270.8 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, if and as we:

•	conduct clinical trials for ACE-083, sotatercept, ACE-2494 or any future therapeutic candidates;

•	continue our preclinical studies and potential clinical development efforts of our existing preclinical therapeutic candidates;

•	continue research activities for the discovery of new therapeutic candidates;

•	manufacture therapeutic candidates for our preclinical studies and clinical trials;

•	acquire or in-license other therapeutic candidates and patents;

•	seek regulatory approval for our therapeutic candidates; and

•	operate as a public company.
We will not generate revenue from product sales unless and until we or a partner successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates. We expect that this will take a number of years and is subject to significant uncertainty. All current and future development and commercialization costs for luspatercept and, outside of pulmonary hypertension, sotatercept, are paid by Celgene. If we obtain regulatory approval for ACE-083, sotatercept, ACE-2494, or any future therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our therapeutic candidates.
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
From inception through September 30, 2017, we have incurred $529.5 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Expenses associated with luspatercept and, outside of pulmonary hypertension, sotatercept, are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. We are expensing the costs of eight Phase 2 clinical trials for luspatercept, dalantercept and ACE-083, of which the four for luspatercept are reimbursed by Celgene and the two for dalantercept are being discontinued. With respect to the luspatercept Phase 3 clinical trials directly conducted by Celgene, we do not incur and are not reimbursed for expenses related to these development activities.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses during the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Luspatercept(1)	$1,329	$1,693	$4,783	$5,012
Dalantercept(2)	939	1,128	3,688	5,215
ACE-083	2,249	1,820	7,434	3,434
ACE-2494	1,139	—	3,586	—
Total direct research and development expenses	5,656	4,641	19,491	13,661
Other expenses(3)	15,403	12,461	44,896	35,831
Total research and development expenses	$21,059	$17,102	$64,387	$49,492

(1)	Expenses associated with luspatercept are reimbursed 100% by Celgene.

(2)	Development of dalantercept is being discontinued.

(3)	Other expenses include unallocated employee and contractor-related expenses, facility expenses, lab supplies, and miscellaneous expenses.
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
To estimate the fair value of our liability classified warrants, we use either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. We base the estimates in the pricing models, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield, and the fair value of the common stock underlying the warrants. The Black-Scholes option pricing model was used at September 30, 2017.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Increase
(in thousands)	2017	2016	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$135	$135	$—
Cost-sharing, net	2,879	2,870	9
Total revenue	3,014	3,005	9
Costs and expenses:
Research and development	21,059	17,102	3,957
General and administrative	7,533	6,411	1,122
Total costs and expenses	28,592	23,513	5,079
Loss from operations	(25,578)	(20,508)	(5,070)
Other income (expense), net	86	(282)	368
Loss before income taxes	(25,492)	(20,790)	(4,702)
Income tax benefit	41	20	21
Net loss	$(25,451)	$(20,770)	$(4,681)

Revenue.  We recognized revenue of $3.0 million in the three months ended September 30, 2017, compared to $3.0 million in the same period in 2016. All of the revenue in both periods was derived from the Celgene agreements.
Research and Development Expenses.  Research and development expenses were $21.1 million in the three months ended September 30, 2017, compared to $17.1 million in the same period in 2016. This $4.0 million increase was primarily due to an increase in personnel expenses totaling $2.8 million, to support development of our wholly owned therapeutic candidates and preclinical programs, which includes an increase in stock-based compensation expense of $1.2 million. Other increases include clinical trial and toxicology expenses of $1.4 million.
General and Administrative Expenses.  General and administrative expenses were $7.5 million in the three months ended September 30, 2017, compared to $6.4 million for the same period in 2016. This $1.1 million increase was primarily due to an increase in personnel expense of $1.0 million.
Other Income (Expense), Net.  Other income, net was $0.1 million in the three months ended September 30, 2017, compared to other expense, net of $0.3 million for the same period in 2016. This $0.4 million change was primarily due to a $0.4 million decrease in the loss associated with marking the common warrant liability to market in each period.
Income Tax Benefit. Income tax benefit is attributable to the realization of current year losses that offset unrealized gains, recognized in other comprehensive income, from our investment portfolio.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Increase
(in thousands)	2017	2016	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$406	$15,415	$(15,009)
Cost-sharing, net	9,370	8,987	383
Total revenue	9,776	24,402	(14,626)
Costs and expenses:
Research and development	64,387	49,492	14,895
General and administrative	26,735	19,029	7,706
Total costs and expenses	91,122	68,521	22,601
Loss from operations	(81,346)	(44,119)	(37,227)
Other income, net	791	6,374	(5,583)
Loss before income taxes	(80,555)	(37,745)	(42,810)
Income tax benefit	29	20	9
Net loss	$(80,526)	$(37,725)	$(42,801)
Revenue.  We recognized revenue of $9.8 million in the nine months ended September 30, 2017, compared to $24.4 million in the same period in 2016. All of the revenue in both periods was derived from the Celgene agreements. This $14.6 million decrease was primarily due to the receipt of a $15 million milestone payment from Celgene for the initiation of a Phase 3 clinical trial with luspatercept in 2016, offset in part by an increase in cost sharing revenue of $0.4 million primarily related to an increase in reimbursement for personnel compared to the prior year.
Research and Development Expenses.  Research and development expenses were $64.4 million in the nine months ended September 30, 2017, compared to $49.5 million in the same period in 2016. This $14.9 million increase was primarily due to an increase in personnel expenses totaling $9.3 million to support development of our wholly owned therapeutic candidates and preclinical programs, which includes an increase in stock-based compensation expense of $4.7 million. Other increases include clinical trial and toxicology expenses of $6.0 million. These increases were partially offset by a decrease in licensing expense related to payments that we made in connection with the achievement of a milestone in 2016 totaling $0.9 million.
General and Administrative Expenses.  General and administrative expenses were $26.7 million in the nine months ended September 30, 2017, compared to $19.0 million for the same period in 2016. This $7.7 million increase was primarily due to an increase in personnel expense of $7.9 million, which includes an increase in stock-based compensation expense of $3.8 million, primarily due to modifications of a former executive officer’s equity awards, which was announced in May 2017.
Other Income, Net.  Other income, net was $0.8 million in the nine months ended September 30, 2017, compared to $6.4 million for the same period in 2016. This $5.6 million decrease was primarily due to a $5.7 million decrease in the gain associated with marking the common warrant liability to market.
Income Tax Benefit. Income tax benefit is attributable to the realization of current year losses that offset unrealized gains, recognized in other comprehensive income, from our investment portfolio.

Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of September 30, 2017, we had an accumulated deficit of $445.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of September 30, 2017, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $509.7 million from public investors, $123.7 million in equity investments from our collaboration partners and $270.8 million in upfront payments, milestones, and net research and development payments from our collaboration partners.

As of September 30, 2017, we had $366.6 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We believe that our existing cash, cash equivalents and investments, including the net proceeds from the offering and the exercise of the underwriters' over-allotment, will be sufficient to fund our projected operating requirements into 2021.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(55,928)	$(27,955)
Investing activities	82,117	(113,691)
Financing activities	191,820	144,879
Net increase in cash and cash equivalents	$218,009	$3,233
Operating Activities
Net cash used in operating activities was $55.9 million for the nine months ended September 30, 2017 compared to $28.0 million during the same period in 2016. The change was driven primarily by an increase in net loss of $42.8 million, which includes lower revenue due to a $15.0 million milestone recognized in 2016 and a $5.7 million decrease in the gain associated with marking the common warrants to market. Operating expenses increased by $22.6 million for 2017, including an $8.5 million increase in non-cash stock-based compensation expense, in part due to modifications of the equity awards of our former Chief Operating Officer.
Investing Activities
Net cash provided by investing activities was $82.1 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $113.7 million for the nine months ended September 30, 2016. This increase in net cash provided by investing activities was primarily due to net maturities of our investments of $85.8 million during the nine months ended September 30, 2017 in connection with managing the portfolio to meet our cash requirements, compared to net purchases of $111.4 million in the nine months ended September 30, 2016, in connection with implementing our investment policy.
Financing Activities
Net cash provided by financing activities was $191.8 million for the nine months ended September 30, 2017 compared to $144.9 million for the same period in 2016. The increase is primarily attributable to $187.6 million of proceeds received from our public offering in September 2017, compared to $140.3 million of proceeds received during the comparable period in 2016 from our public offering.
Operating Capital Requirements
To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We will not generate revenue from product sales unless and until we or our partners obtain regulatory approval of and commercialize one of our current or future therapeutic candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek and obtain regulatory approvals for ACE-083, sotatercept, ACE-2494 and any future therapeutic candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of therapeutic candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We anticipate that we will need additional funding in connection with our continuing operations.
We believe that our existing cash, cash equivalents and investments, including the net proceeds from the offering and the exercise of the underwriters' over-allotment option, will be sufficient to fund our projected operating requirements into 2021. However, we will require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates.
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

Contractual Obligations and Commitments
During the three months ended September 30, 2017, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 except as described in Note 13 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on the Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2017 and December 31, 2016, we had cash, cash equivalents and investments of $366.6 million and $234.4 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
As of September 30, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the design and operation of our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ACCELERON PHARMA INC.

Date: November 7, 2017	By:	/s/ HABIB J. DABLE
Habib J. Dable
Chief Executive Officer, President and Director

Date: November 7, 2017	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
First Amendment to Lease, dated as of July 18, 2017, between MIT 128 Sidney Leasehold LLC and Acceleron Pharma Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (001-36065), filed on July 19, 2017)

10.2+	Amended and Restated Collaboration, License and Option Agreement between Acceleron Pharma Inc. and Celgene Corporation, dated as of September 18, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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