Form 10-K
period 2017-12-31
ACCELERON PHARMA INC
filed 2018-02-27
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $999 million.

As of January 31, 2018, the registrant had 45,419,061 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ACCELERON PHARMA INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the information incorporated herein by reference includes statements that are, or may be deemed, "forward-looking statements." In some cases, these forward-looking statements can be identified by the use of forward-looking terminology. The terms "anticipate", "believe," "contemplate," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "plan," "potential," "predict," "project," "should," "strategy," "target," "will," "would," "vision," or, in each case, the negative or other variations thereon or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
        The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	our ongoing and planned preclinical studies and clinical trials;

•	clinical trial data and the timing of results of our ongoing clinical trials;

•	our plans to develop and commercialize ACE-083, ACE-2494 and our other preclinical therapeutic candidates;

•	our and Celgene's plans to develop and commercialize luspatercept and sotatercept;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	the timing of anticipated milestone payments under our collaboration agreements with Celgene;

•	the timing of, and our and Celgene's ability to, obtain and maintain regulatory approvals for our therapeutic candidates;

•	the rate and degree of market acceptance and clinical utility of any approved therapeutic candidate, particularly in specific patient populations;

•	our ability to quickly and efficiently identify and develop therapeutic candidates;

•	our manufacturing capabilities and strategy;

•	our plans for commercialization and marketing;

•	our intellectual property position; and

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies.
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

PART I
Item 1.    Business
We are a leading biopharmaceutical company in the discovery and development of TGF-beta therapeutics to treat serious and rare diseases. Our research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta, or TGF-beta, protein superfamily. By combining our discovery and development expertise, including our proprietary knowledge of the TGF-beta superfamily, and our internal protein engineering and manufacturing capabilities, we have generated several innovative therapeutic candidates, all of which encompass novel potential first-in-class mechanisms of action. We have focused and prioritized our research and development activities within three key therapeutic areas: hematologic, neuromuscular and pulmonary. If successful, these candidates could have the potential to significantly improve clinical outcomes for patients across these areas of high, unmet need.
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is an erythroid maturation agent designed to promote red blood cell production through a novel mechanism, and is being developed to treat chronic anemia and associated complications in myelodysplastic syndromes, or MDS, beta-thalassemia, and myelofibrosis. Celgene is currently conducting two Phase 3 clinical trials with luspatercept; one for the treatment of patients with lower-risk MDS, known as the "MEDALIST" trial, and another for the treatment of patients with beta-thalassemia, also known as the "BELIEVE" trial. Celgene has recently initiated a Phase 2 trial in non-transfusion-dependent beta-thalassemia patients, referred to as the "BEYOND" trial. We further expect Celgene to initiate a Phase 3 clinical trial, the "COMMANDS" trial, in first-line, lower-risk MDS patients in the first half of 2018. Enrollment is also currently ongoing in a Phase 2 clinical trial for the treatment of patients with myelofibrosis, a rare bone marrow disorder. If luspatercept were to receive regulatory approval for each of these indications in the United States and Europe, we believe that there is an aggregate sales opportunity for this product in excess of $2 billion.
For sotatercept, we announced in September 2017 that Celgene granted us the rights to fund, develop, and lead the global commercialization of sotatercept in pulmonary hypertension, including pulmonary arterial hypertension, or PAH. PAH is a rare and chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in the pulmonary arteries. If sotatercept is commercialized to treat PAH and we recognize such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in PAH, and in this scenario we will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which we recognize such revenue. We expect to initiate a Phase 2 clinical trial for the treatment of patients with PAH in the first half of 2018.
For luspatercept and, outside of pulmonary hypertension, sotatercept, Celgene is responsible for paying 100% of the development costs for all clinical trials. We may receive a maximum of $545.0 million for the potential development, regulatory and commercial milestone payments. If luspatercept and, outside of pulmonary hypertension, sotatercept are commercialized, we are eligible to receive a royalty on net sales in the low-to-mid 20% range and we have a co-promotion right in North America, for which our commercialization costs will be entirely funded by Celgene.
We are independently developing our wholly-owned neuromuscular candidate, ACE-083. ACE-083 is designed for the treatment of focal muscle disorders, and we are currently conducting Phase 2 clinical trials with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD, as well as in patients with Charcot-Marie-Tooth disease, or CMT. In January 2018, we announced preliminary results for the first two cohorts in part 1 of the Phase 2 clinical trial with ACE-083 in patients with FSHD showing marked increases in the mean total muscle volume of the muscles treated with ACE-083 measured using magnetic resonance imaging, or MRI. We expect to initiate part 2 of the ACE-083 FSHD Phase 2 trial during the second quarter of this year, and we expect to report preliminary results from all dose-escalation cohorts of part 1 in our FSHD and CMT Phase 2 clinical trials with ACE-083 in the second half of this year.
In addition to our mid- to late-stage clinical programs, we initiated a Phase 1 healthy volunteer study in early 2018 with ACE-2494, our wholly-owned systemic muscle agent from our proprietary platform technology, IntelliTrap™, and we expect to report initial results from this healthy volunteer study in the first half of 2019. We are also conducting research within our three focused disease areas—hematologic, neuromuscular and pulmonary—in order to identify new therapeutic candidates to advance into clinical trials.
As of December 31, 2017 our operations have been funded primarily by $105.1 million in equity investments from venture investors, $539.7 million from public investors, $123.7 million in equity investments from our collaboration partners and $273.7 million in upfront payments, milestones, and net research and development payments from our collaboration partners. We estimate that we have spent approximately $89.7 million, $68.6 million, and $58.4 million on research and development for the years ended December 31, 2017, 2016, and 2015, respectively.

Our Goals and Objectives in the Year 2018
By building on the milestones achieved in 2017, we intend to advance and expand our pipeline in 2018 and achieve the following goals and objectives:
Hematology

•	Luspatercept
Myelodysplastic syndromes (MDS):

◦	Announce MEDALIST Phase 3 clinical trial top-line results in mid-2018.

◦	Initiate the COMMANDS Phase 3 clinical trial in the first half of 2018.
Beta-thalassemia:

◦	Announce BELIEVE Phase 3 clinical trial top-line results in mid-2018.

◦	Advance the enrollment and treatment of patients in the "BEYOND" Phase 2 clinical trial.
Myelofibrosis:

◦	Advance the enrollment and treatment of patients in the Phase 2 myelofibrosis clinical trial.
Neuromuscular

•	ACE-083

◦	Announce preliminary results from part 1 of the Phase 2 clinical trial in FSHD and CMT in all dose-escalation cohorts in the second half of 2018.

◦	Initiate part 2 of the Phase 2 clinical trial in FSHD in the second quarter of 2018.

◦	Initiate part 2 of the Phase 2 clinical trial in CMT by year end 2018.

•	ACE-2494

◦	Advance the enrollment and treatment of healthy volunteers in the Phase 1 clinical trial with ACE-2494 to allow us to report preliminary results in the first half of 2019.
Pulmonary

•	Sotatercept

◦	Initiate a Phase 2 clinical trial in pulmonary arterial hypertension in the first half of 2018.
The Acceleron Discovery Platform: Novel Approaches to Potent Biology
Since our founding, we have focused on developing therapeutic candidates that regulate cellular growth and repair. We have targeted a group of approximately 30 secreted proteins, or ligands, that are collectively referred to as the TGF-beta superfamily. These ligands bind to subsets of 12 different receptors on the surface of cells, triggering intra-cellular changes in gene expression that guide cell growth and differentiation. The TGF-beta superfamily ligands and their receptors represent a diverse set of drug targets with the potential to yield potent therapeutics for the growth and repair of diseased cells and tissues.
Applying our proprietary discovery and development platform, including our knowledge of the biology of the TGF-beta superfamily and its receptors, we have generated multiple Fc-fusion protein ligand traps, our novel IntelliTrap™ platform technology and a robust pipeline of innovative clinical and preclinical therapeutic candidates targeting key mechanisms underlying serious and rare diseases. Additionally, we are conducting a multi-target antibody discovery collaboration with Adimab LLC, or Adimab, a leading antibody discovery company, under which Adimab is generating human antibodies against undisclosed targets that we select.This collaboration could expand our biologics platform and provide us with enhanced access to antibody therapeutic candidates in the future.
We use our integrated platform of research, development and manufacturing technologies to rapidly and cost-effectively create, test and advance our therapeutic candidates. Our leadership in the understanding of TGF-beta biology and protein engineering generates innovative compounds that engage the body's ability to regulate cellular growth and repair.

Our Pipeline
Luspatercept
Luspatercept is an erythroid maturation agent designed to promote red blood cell production through a novel mechanism. We are developing luspatercept, through our collaborations with Celgene, as a treatment for chronic anemia and associated complications in diseases in which erythropoiesis-stimulating agents, or ESAs, are either not approved or are not well-suited to treat the underlying anemia, such as beta-thalassemia and MDS.
Myelodysplastic Syndromes (MDS)
With respect to MDS, both our and Celgene's objective is to develop luspatercept as a treatment to increase hemoglobin levels and decrease red blood cell transfusion burden, with patients ultimately becoming transfusion independent.
MDS is a group of heterogeneous hematologic diseases characterized by abnormal proliferation and differentiation of blood precursor cells, including red blood cell precursors, in the bone marrow. This leads to peripheral reductions in red blood cells, often accompanied by decreases in white blood cells and platelets, as well as a risk of disease progression to acute myeloid leukemia. Although MDS patients may have varying forms of the disease, anemia is present in the vast majority of MDS patients at the time of diagnosis. MDS is primarily a disease of the elderly, with 88% of cases diagnosed in individuals 60 years of age or older. Cancer surveillance databases estimate the annual incidence of MDS in the United States at over 15,000 cases and the overall U.S./EU prevalence at least 125,000 patients.
Hematopoietic stem cell transplantation represents the only treatment modality with curative potential, although the relatively high morbidity and mortality of this approach limits its use. Approximately 75% of the MDS patients in the U.S. and EU are classified as lower risk and 25% are classified as higher risk. High risk patients are typically treated with inhibitors of DNA methyltransferase such as Vidaza® or Dacogen®, or generic versions that are now available in some countries. Many categorized as lower-risk typically receive ESAs as first-line therapy, though ESAs are not approved by the FDA for the treatment of anemia in MDS patients. Our internal market research estimates that ESAs generate $500 to $700 million in annual U.S. sales from their use in this disease. Therapeutic options following failure on ESAs are limited, and most patients end up receiving red blood cell transfusions to manage their anemia. Across the disease, approximately 15% of patients have a specific chromosomal mutation and are treated with Revlimid®.
The chronic anemia in MDS is primarily due to ineffective erythropoiesis, and a significant number of MDS patients have serum erythropoietin levels substantially above the normal range, indicating that the chronic anemia in these MDS patients is not a consequence of erythropoietin deficiency. The ineffective erythropoiesis of MDS may be caused by excess signaling by members of the TGF-beta superfamily, which inhibits red blood cell maturation. For this reason, we believe that blocking this excess signaling by luspatercept may reverse this inhibition. More than half of MDS patients are unresponsive to the administration of recombinant erythropoietin and instead require red blood cell transfusions, which can increase the risk of infection and iron-overload related toxicities. Treatment-resistant chronic anemia resulting from ineffective erythropoiesis is a major cause of morbidity in MDS patients.

Celgene is currently conducting a Phase 3 clinical trial with luspatercept in patients with very low, low and intermediate risk MDS per the Revised International Prognostic Scoring System, the "MEDALIST" trial. The MEDALIST trial targets patients with very low, low or intermediate risk MDS with ring sideroblasts who require red blood cell, or RBC, transfusions. The trial is double-blinded, placebo-controlled and enrolled a total of 229 patients randomized 2:1, luspatercept versus placebo. In order to enroll in the trial, patients were required to meet the following eligibility criteria: refractory / intolerant to prior ESA or ESA ineligible, ring sideroblast positive, or RS+, received transfusions of at least 2 units of RBCs every 8 weeks confirmed for a minimum of 16 weeks with no consecutive 8-week period free from transfusion, and have not received prior lenalidomide, hypomethylating agents or immunosuppressive therapy. Patients were excluded from the study if they had del(5q) or secondary MDS. The primary endpoint for efficacy analysis is the proportion of patients who become RBC-transfusion independent for a period of at least 8 weeks during the first 24 weeks of treatment. Certain secondary endpoints are assessed at 48 weeks, and we expect to assess all endpoints after completion of the 48-week timepoint.
In addition to the Phase 3 clinical trial, we are currently conducting two Phase 2 clinical trials of luspatercept in patients with MDS. The first clinical trial, a 3-month base study, is designed as a two-part trial, with an ascending dose part to evaluate the safety and efficacy in patients with low or intermediate risk MDS per the International Prognostic Scoring System, and an expansion part in which additional patients are enrolled at a selected dose level. We have completed patient enrollment in all of the dose escalation cohorts as well as the first two expansion cohorts of the trial, for a total of 107 patients.
We have expanded the trial to include two additional cohorts of patients to further evaluate the effects of luspatercept in selected MDS patient populations. Enrollment in expansion cohort 1 is completed and includes patients with serum erythropoietin, or EPO, levels > 500 U/L, or, if ≤ 500 U/L, patients that are non-responsive, refractory, or intolerant to ESAs, or ESAs are contraindicated or unavailable. Enrollment in expansion cohort 2 is completed and includes patients with either (i) RS+ (≥ 15% ring sideroblasts in bone marrow), low transfusion burden (< 4U RBC/8 weeks), no prior ESA treatment, and EPO levels ≤ 200 U/L or (ii) RS- (< 15% ring sideroblasts in bone marrow), low transfusion burden (< 6U RBC/8 weeks), any prior ESA treatment and any EPO level. Patients are treated every 3 weeks by subcutaneous injection for up to 5 doses (titration allowed from 1.0 to 1.75 mg/kg). All patients enrolled in the base study are eligible to enroll in a second Phase 2 trial (long-term extension study) that permits dosing with luspatercept for up to an additional five years. These trials are being conducted at sites in Germany.
We believe that preliminary results from the Phase 2 MDS study, including the two additional cohorts, are encouraging. We presented these results using a data cut-off date of September 8, 2017 at the 58th American Society of Hematology (ASH) Annual Meeting and Exposition in December 2017. As of the cut-off date, a total of 99 patients were treated in the base study at dose levels of luspatercept of at least 0.75 mg/kg, once every three weeks. All 99 patients were evaluable according to the International Working Group, or IWG, Hematologic Improvement Erythroid, or HI-E, response criterion and 67 patients were evaluable for whether they achieved red blood cell, or RBC, transfusion independence, or RBC-TI. For patients evaluable for HI-E, the median hemoglobin was 8.4 grams per deciliter (g/dL) (range 6-10 g/dL) and the median RBC transfusion burden was 2 units of RBC during each 8 week period (2U RBC/8 weeks) (range 0-18 RBC units). Among patients evaluable for RBC-TI, the median RBC transfusion burden was 4U RBC/8 weeks (range 4-18 RBC units). A total of 63% of patients were ring sideroblast positive, or RS+, 35% were ring sideroblast negative, or RS–, and the remainder were indeterminate as to ring sideroblast status.
Patient response was evaluated using the IWG HI-E response criterion. To achieve IWG HI-E criterion, a low transfusion burden (< 4 U RBC/8 week, Hb <10 g/dL) patient must have a hemoglobin increase of ≥ 1.5 g/dL for ≥ 8 weeks, and a high transfusion burden (> 4 U RBC/8 weeks) patient must have a reduction of ≥ 4 units RBC over 8 weeks. The preliminary IWG HI-E response rates for patients treated with luspatercept dose levels of ≥ 0.75 mg/kg were 64% (25/39) for RS+ patients with erythropoietin, or EPO, levels < 200 U/L, 54% (7/13) for RS– patients with EPO levels < 200 U/L, 71% (10/14) for RS+ patients with EPO levels 200-500 U/L, and 50% (4/8) for RS– patients with EPO levels 200-500 U/L.
Patients were also evaluated on the basis of whether they achieved RBC transfusion independence, or RBC-TI, for ≥ 8 weeks. The RBC-TI rates for patients treated with luspatercept dose levels of ≥ 0.75 mg/kg were 67% (16/24) for RS+ patients with EPO levels < 200 U/L, 43% (3/7) for RS– patients with EPO levels < 200 U/L, 44% (4/9) for RS+ patients with EPO levels 200-500 U/L, and 60% (3/5) for RS– patients with EPO levels 200-500 U/L.
With regard to safety, as reported at ASH in December 2017, the majority of adverse events (AEs) were grade 1 or 2 and luspatercept was generally well-tolerated. There were eight possibly related grade 3, non-serious adverse events (in one patient each): ascites, blast cell count increase, blood bilirubin increase, bone pain, hypertension, mucosal inflammation, platelet count increase and pleural effusion. There were four possibly related serious adverse events (in three patients): general physical health deterioration, muscular weakness and musculoskeletal pain, and myalgia. Adverse events which may be related to luspatercept observed in > 2 patients in these studies were headache, hypertension, fatigue, bone pain, diarrhea, arthralgia, injection site erythema, myalgia, and peripheral edema.

Based on these data, we concluded that lower risk MDS patients treated with luspatercept continue to demonstrate increases in hemoglobin and decreases in transfusion burden (per IWG HI-E) and a high rate of RBC transfusion independence, and encouraging response rates were observed across all baseline EPO levels. Response rates were similar in patients who received prior ESA compared to those who were ESA naïve. The IWG HI-E response rates were similar in RS+ and RS– when EPO levels were ≤ 500 U/L. These data continue to support the initiation of a new Phase 3 trial in first line, lower-risk MDS patients, referred to as the COMMANDS trial.
The COMMANDS trial is designed as a Phase 3 trial to evaluate luspatercept versus standard-of-care in the first-line treatment setting for lower-risk MDS patients. We expect that the COMMANDS trial will be initiated in the first half of 2018.
Beta-thalassemia
With respect to beta-thalassemia, both our and Celgene's objective is to develop luspatercept as a treatment to increase hemoglobin levels, decrease transfusion burden, decrease iron overload, improve symptoms associated with anemia, and alleviate other disease complications, such as leg ulcers.
The thalassemias comprise a heterogeneous group of disorders arising from defects in the genes that encode the proteins that comprise hemoglobin. Hemoglobin is a four-subunit protein complex formed of two alpha-subunits and two beta-subunits, each with an iron-containing heme group that binds to and carries oxygen molecules within red blood cells. There are two main classifications of thalassemia, alpha-thalassemia and beta-thalassemia, depending on whether the genetic defect lies in the gene encoding the alpha-subunit or the beta-subunit, respectively. Beta-thalassemia is particularly prevalent throughout the Mediterranean region, Middle East, and Southeast Asia, and, due to migration and immigration, is increasingly a global disease. The Thalassaemia International Federation estimates that there are approximately 300,000 patients worldwide with beta-thalassemia, approximately 20,000 of which are in the United States and Europe, who are dependent on frequent blood transfusions. We estimate that there are at least as many beta-thalassemia patients in the same regions who are not transfusion dependent and not included in these estimates. Many of these patients have hemoglobin levels that are approximately half that of normal individuals and experience significant complications of the disease. Beta-thalassemia is treated primarily by red blood cell transfusions that, over time, cause a toxic accumulation of iron in the body. A central challenge for managing patients with beta-thalassemia is to restore the red blood cell levels while avoiding iron overload. Iron chelation therapy alone costs between $40,000 and $80,000 per year in the United States and certain countries in Europe and yet does not treat the underlying anemia. The course of the disease depends largely on whether patients are maintained on an adequate transfusion and iron chelation regimen. Poor compliance with transfusion and/or iron chelation is associated with a poor prognosis and shortened survival. However, even with the standard of care, patients are at risk of infection from transfusions as well as toxicities related to iron chelation therapy.
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
Celgene is currently conducting a Phase 3 clinical trial with luspatercept in regularly transfused patients with beta-thalassemia, also known as the "BELIEVE" trial. The BELIEVE trial targets adult beta-thalassemia patients who are regularly transfused. The trial is double-blinded and placebo-controlled and enrolled a total of 336 patients randomized 2:1, luspatercept versus placebo. In order to enroll in the trial, patients must have received 6-20 units RBC transfused over the prior 24 weeks and had no transfusion-free period ≥ 35 days. Patients were monitored for a 12-week prospective pre-treatment period to calculate baseline transfusion burden. The primary endpoint for efficacy analysis will be the proportion of patients with at least a 33% reduction in transfusion burden during weeks 13 to 24 of the trial compared to the 12 weeks preceding treatment. Certain secondary endpoints are assessed at 48 weeks, and we expect to assess all endpoints after completion of the 48-week timepoint.
In addition to the Phase 3 clinical trial, we are currently conducting two Phase 2 clinical trials of luspatercept in patients with beta-thalassemia. The first clinical trial, a 3-month base study, is designed as a two-part trial, with an ascending dose part to evaluate the safety and efficacy of luspatercept in patients with beta-thalassemia, and an expansion part in which additional patients are enrolled at a selected dose level. We have completed enrollment and treatment of all of the dose escalation cohorts as well as the expansion cohort of the base trial. Patients enrolled in the base trial are eligible to enroll in a second Phase 2 trial (extension study) that permits dosing with luspatercept for up to an additional five years. This trial is currently being conducted at sites in Italy and Greece.
We believe that the preliminary results from the Phase 2 clinical trials are encouraging. We presented these results, using a data cut-off date of April 13, 2017, at the 22nd Congress of the EHA in June 2017. As of the cut-off date, a total of 63 patients had been treated with luspatercept dose levels ≥ 0.6 mg/kg. Luspatercept was administered subcutaneously, once every

3 weeks. Of these 63 patients, 32 were transfusion dependent and 31 were non-transfusion dependent. For the transfusion dependent patients treated with luspatercept dose levels ≥ 0.6 mg/kg, 69% of patients had a ≥ 33% reduction in transfusion burden over any 12-week period compared to baseline.
For the non-transfusion dependent patients treated with luspatercept dose levels ≥ 0.6 mg/kg, 71%, respectively, achieved ≥ 1.0 g/dL increases, and 52% achieved ≥ 1.5 g/dL increases, in mean hemoglobin over any 12-week period compared to baseline.
A trend of reduction in liver iron concentration, or LIC, was observed in the majority of non-transfusion dependent patients with or without iron chelation therapy, and in the majority of transfusion dependent patients receiving iron chelation therapy. Improvement in patient-reported quality of life in non-transfusion dependent patients correlated with increases in hemoglobin. Rapid healing and partial healing of leg ulcers, a serious complication of beta-thalassemia, was observed in some patients. To date, we have received no reports of related serious adverse events and we have received reports of related grade 3 adverse events consisting of bone pain, asthenia, and headache. The most common adverse events which may be related to luspatercept observed in ≥ 10% of patients were bone pain, myalgia, headache, arthralgia, musculoskeletal pain, asthenia, back pain and injection site pain.
Additional clinical trials in patients with beta-thalassemia are being planned. A Phase 2 trial in non-transfusion-dependent beta-thalassemia patients, referred to as the "BEYOND" trial, has been initiated by Celgene.
Myelofibrosis
Myelofibrosis is an acquired disease of the bone marrow that results in replacement of the bone marrow with fibrotic tissue leading to bone marrow failure and inability to make new blood cells, including red blood cells, which leads to anemia. Epidemiological databases suggest that there are approximately 30,000 myelofibrosis patients in the United States and Europe. Approximately 30% of myelofibrosis patients present primarily with anemia when diagnosed and nearly all patients will develop anemia with progression of the disease. There is no approved drug therapy to treat chronic anemia in myelofibrosis. Our and Celgene's objective is to develop luspatercept as a treatment for the chronic anemia in myelofibrosis patients, and Celgene has initiated a Phase 2 clinical trial in patients with myelofibrosis and enrollment is ongoing.
Sotatercept
Sotatercept is an activin receptor type IIA fusion protein that acts as a ligand trap for members in the TGF-beta protein superfamily involved in the remodeling of a variety of different tissues, including the vasculature and fibrotic tissue. In Phase 1 and Phase 2 clinical trials involving approximately 400 patients, sotatercept has been shown in humans to promote the formation of red blood cells, increase bone mineral density and reduce calcified blockages in the vasculature (vascular calcification). We have recently discovered that sotatercept has a potent effect in improving cardiovascular health in mouse models of a disease termed pulmonary arterial hypertension, or PAH.
Pulmonary hypertension is a group of diseases characterized by elevated blood pressure in the pulmonary circulation resulting from a variety of causes. PAH is a type of pulmonary hypertension. It is a rare, chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in these vessels. Patients typically present with exercise fatigue and shortness of breath. Progressive obstruction and constriction of the pulmonary vasculature leads to elevated blood pressure in the pulmonary circulation and strain on the right side of the heart. In later stages of disease, right heart failure may develop, and heart failure is the major cause of death in PAH patients. The major classes of drugs used to treat PAH are: the phosphodiesterase 5 inhibitors (PDE5i), the endothelin receptor antagonists (ERAs), the soluble guanylate cyclase stimulators (sGCs) and the prostacyclins. Despite the availability of therapeutic options, the disease progresses rapidly and the five-year survival rate for patients is approximately 57%. All classes of currently approved therapies are designed to promote the dilation of blood vessels, a mechanism referred to as vasodilation. As evident from the high mortality rate, therapies that promote vasodilation improve many aspects of the disease, but do not fundamentally modify or halt the progression of the disease. Accordingly, there is significant unmet need for therapies that address more fundamental aspects of the disease.
Heritable forms of PAH are known, and the underlying genetic defects have been identified. In most cases, the underlying mutations map to a gene that encodes the BMP receptor type II (BMPRII) or genes encoding other proteins that participate in the BMPRII signaling pathway. BMPRII is a key receptor for ligands referred to as the BMPs, and these are part of the TGF-beta superfamily. The BMP-BMPRII signaling pathway activates transcription factors called Smad1/5/8 that coordinate changes in the expression of certain genes. A deficiency in BMP-BMPRII signaling, and the attendant activation of Smad1/5/8, is thought to lead to increased proliferation of cell types that line the vessels, including endothelial cells, smooth muscle cells and fibroblasts. This increased proliferation leads to an overgrowth of smooth muscle and fibrotic tissue around the small arterioles, leading to the formation of muscularized vessels and so-called plexiform lesions. The vessels become constricted and obstructed. Plexiform lesions are arterioles that have become almost completely obstructed by an over-proliferation of endothelial cells, smooth muscle cells and fibrotic tissue. Although the association between BMP-BMPRII signaling and PAH was first identified through the study of patients with heritable forms of the disease, it is now understood that BMP-BMPRII signaling is deficient in patients with non-heritable forms of the disease, including idiopathic and associated forms of PAH. For these reasons, it is expected that a therapeutic agent that improves the signaling deficits in the BMP-BMPRII pathway, activating Smad1/5/8, could rectify key defective molecular signaling events causing the disease, with the potential to modify the course of disease.
It has been reported that a group of proteins targeted by sotatercept, the activins, are present at increased levels in PAH patients. Recently, we and others have found that activins can suppress signaling through the BMP-BMPRII pathway, as measured by assessing Smad1/5/8 activation. We further found that sotatercept, by inhibiting activins, can stimulate the BMP-BMPRII signaling pathway in isolated cells. We evaluated sotatercept for its effects on the establishment of PAH in two mouse models of the disease, and we found that sotatercept had a more profound benefit than representatives of any of the classes of standard-of-care therapies. As a result, we believe that sotatercept has the potential to correct the BMP-BMPRII signaling deficit that is fundamental to disease in PAH patients and thereby modify the course of disease. Further, because sotatercept works by a distinct mechanism from the available vasodilator agents, we believe that sotatercept can be used in combination with these other agents.
The worldwide PAH patient population is expanding, with approximately 30,000 patients in the United States and 40,000 patients in the European Union. PAH represents one of the largest specialty pharmaceutical markets with more than $4 billion in sales in the United States in 2016.
In September, 2017, we amended our agreement with Celgene to secure the right to develop and commercialize sotatercept in patients with pulmonary hypertension, and we expect to initiate a Phase 2 clinical trial with sotatercept in patients with PAH during the first half of 2018. In addition to other patents and patent applications related to sotatercept, we have filed patent applications relating to the use of sotatercept in the treatment of pulmonary hypertension. The expected expiration date for these method of treatment patents is 2037, exclusive of possible patent term extensions.
Celgene has the rights to continue to develop and commercialize sotatercept outside the pulmonary hypertension field. Sotatercept is being studied through investigator-initiated clinical trials in multiple myeloma, Diamond-Blackfan anemia and myelofibrosis. Investigators at the MD Anderson Cancer Center are conducting a trial to determine the safety and efficacy of sotatercept in patients with myeloproliferative neoplasm-associated myelofibrosis and anemia. Based on data from this investigator-sponsored trial presented at the 58th ASH Annual Meeting and Exposition in December 2016, and taking into account mechanistic similarities between sotatercept and luspatercept, Celgene initiated a Phase 2 clinical trial with luspatercept in patients with myelofibrosis.
ACE-083
Our third clinical stage therapeutic candidate, ACE-083, is designed to promote muscle growth and function in specific, targeted muscles. ACE-083 uses the myostatin+ approach to promote muscle growth, meaning that ACE-083 inhibits myostatin, a well-characterized regulator of muscle size, as well as other factors that suppress muscle growth. Through the inhibition of multiple suppressors of muscle growth, ACE-083 promotes a substantially greater muscle mass increase than selective myostatin antagonists. We are currently conducting Phase 2 clinical trials with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD, as well as in patients with Charcot-Marie-Tooth disease, or CMT.
FSHD
FSHD is a severe, disabling, and painful skeletal muscle disease that presents with muscle-by-muscle progression. Muscle weakness can be heterogeneous, but is highly focal and primarily asymmetric. Typical onset occurs between the ages 20 and 40. Most FSHD patients live a normal lifespan, but many will suffer from disability, pain, and depression. Current treatment is largely limited to orthotic or surgical intervention to provide or maintain functionality. FSHD is one of the most prevalent forms of muscular dystrophy affecting roughly 20,000 patients in the United States.
We recently announced preliminary results for the first two cohorts in part 1 of the Phase 2 clinical trial with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD. These preliminary results included data from 23 patients evaluable for magnetic resonance imaging, or MRI, among two different cohorts consisting of 11 patients with tibialis anterior weakness and 12 patients with biceps brachii weakness. Each patient received ACE-083 (150 mg or 200 mg) as a unilateral intramuscular injection once every three weeks for 12 weeks. Total muscle volume changes were measured by MRI relative to baseline at 3 weeks after the last injection of ACE-083. Based on overlap in dosing on a milligram per gram muscle analysis, dose cohorts were pooled for the analyses of each muscle. The tibialis anterior part 1 cohorts consisting of 11 patients receiving either 150 mg or 200 mg of ACE-083 generated a mean total muscle volume increase of 12.6% and a mean decrease, or improvement, in fat fraction of 5.3%. The biceps brachii part 1 cohorts consisting of 12 patients receiving either 150 mg or 200 mg of ACE-083 generated a mean total muscle volume increase of 13.2% and a mean decrease, or improvement, of fat fraction of 0.6%. In the biceps brachii cohorts, the majority of patients had less intramuscular fat at baseline relative to the patients in the tibialis anterior cohorts. Patients with higher fat fraction in the biceps brachii cohorts at baseline demonstrated larger decreases in fat fraction with treatment.
ACE-083 has been well tolerated in the FSHD Phase 2 clinical trial and no serious adverse events were reported. The most common adverse events were injection site related and grades 1-2. One patient experienced a related grade 3 non-serious adverse event of lower leg intramuscular swelling. This patient fully recovered and was discontinued from the study. We expect to initiate part 2 of the ACE-083 FSHD Phase 2 trial during the second quarter of this year.
CMT
CMT is one of the most common inherited neurologic diseases estimated to affect more than 125,000 people in the United States. The primary clinical manifestations of CMT include muscle weakness in the lower legs and arms. The lower leg muscle weakness can result in foot drop and a high-stepped gait leading to frequent tripping or falls. The disease is typically diagnosed by the presence of a characteristic pattern of muscle weakness and other clinical signs and symptoms, as well as through genetic testing.
We are currently conducting a Phase 2 clinical trial with ACE-083 in patients with CMT and expect to report preliminary results from part 1 of all dose-escalation cohorts in the second half of this year.
ACE-2494
In addition to our mid- to late-stage clinical programs, we initiated a Phase 1 healthy volunteer study in early 2018 with ACE-2494, our wholly-owned systemic muscle agent from our proprietary platform technology, IntelliTrap™, and we expect to report initial results from this healthy volunteer study in the first half of 2019.
Preclinical Programs
In addition to our clinical development activities, we are expanding our research capabilities in order to increase the rate at which our highly productive research group can identify and advance new, internally discovered, therapeutic candidates for clinical development. Our discovery efforts are primarily focused on identifying new protein therapeutic candidates from our fusion protein platform, which includes the IntelliTrap™ platform, and identifying novel antibodies. We are currently evaluating ACE-1334, a selective TGF-beta antagonist, for treatment of disorders with a fibrotic component, and additional molecules from our IntelliTrap™ platform for undisclosed therapeutic areas.
Our Strategic Partnerships
Collaborations with corporate partners have provided us with significant funding and access to our partners' scientific, development, regulatory and commercial capabilities. We have received more than $397.5 million from our collaborations with Celgene and our prior collaborations with Alkermes plc (Alkermes) and Shire AG (Shire).
Celgene
On February 20, 2008 we entered into an agreement with Celgene relating to sotatercept, which we refer to as the Original Sotatercept Agreement. We amended the Original Sotatercept Agreement on August 2, 2011, which we refer to as the Amended Sotatercept Agreement. We further amended and restated the Amended Sotatercept Agreement in its entirety on September 18, 2017, and refer to the amended and restated agreement as the Restated Sotatercept Agreement. On August 2, 2011 we entered into a second agreement with Celgene for luspatercept, which we refer to as the Luspatercept Agreement.
Restated Sotatercept Agreement.   The Restated Sotatercept Agreement provides Celgene with an exclusive license to sotatercept outside of the field of pulmonary hypertension, referred to as the PH field, and provides us with the worldwide rights to develop and commercialize sotatercept in the PH field. We also granted Celgene an option to license discovery stage compounds against three specified targets. Celgene paid $45.0 million and bought $5.0 million of equity upon execution of the Original Sotatercept Agreement and, as of December 31, 2017, we have received $44.2 million in research and development funding and milestone payments for the sotatercept program.
In connection with the Restated Sotatercept Agreement, Celgene agreed not to develop or commercialize in the field of pulmonary hypertension any compound developed under the Restated Sotatercept Agreement or the Luspatercept Agreement, and we agreed not to develop or commercialize any compound developed under the Restated Sotatercept Agreement or the Luspatercept Agreement in any field outside of pulmonary hypertension. We have the right to license, transfer or sell our rights to develop and commercialize sotatercept in pulmonary hypertension, subject to Celgene’s right of first negotiation.
We are responsible for 100% of the costs related to our development and commercialization of sotatercept in the PH field. If sotatercept is commercialized to treat pulmonary hypertension and we recognize such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in pulmonary hypertension, and in this scenario, we will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which we recognize such revenue. With respect to the development and commercialization of sotatercept outside of the PH field or the development and commercialization of any other compound under the Restated Sotatercept Agreement, the terms of the Amended Sotatercept Agreement remained unchanged.
Since January 1, 2013, Celgene has been responsible for paying 100% of worldwide development costs for the sotatercept program outside of the PH field and Celgene will be responsible for all commercialization costs worldwide. We will be eligible to receive tiered royalty payments in the low-to-mid 20% range on net sales of sotatercept outside of the PH field. We are obligated to co-promote sotatercept outside of the PH field and future products in all fields, in each case if approved, in North America, and Celgene will pay all costs related thereto. Outside the PH field, Celgene will be responsible for any sotatercept Phase 3 clinical trials, as well as any additional Phase 2 clinical trials, and is responsible for manufacturing or overseeing the manufacture of Phase 3 and commercial supplies.
Pursuant to the Restated Sotatercept Agreement, Celgene will provide us with certain quantities of Celgene’s existing clinical supply of sotatercept for development in the PH field at no cost to us. For clinical or commercial supply of sotatercept in excess of that which is agreed to under the Restated Sotatercept Agreement, Celgene can elect to provide us with such clinical and commercial supply of sotatercept at a negotiated price or provide a tech transfer to us to enable us to manufacture on our own behalf. The conduct of the collaboration is managed by a Joint Development Committee and Joint Commercialization Committee. In the event of a deadlock of a committee, we shall determine the resolution of issues specifically related to the PH field (other than pricing which shall be determined by consensus), and Celgene shall determine the resolution of all other issues. The Joint Commercialization Committee will oversee commercialization of sotatercept and sotatercept pricing will be determined by mutual agreement of us and Celgene in the Joint Commercialization Committee.
The Restated Sotatercept Agreement will expire on a country-by-country basis on the occurrence of the latest to occur of the following: (1) the expiration of the royalty term with respect to all license products outside the PH field in such country, (2) the expiration of the royalty term with respect to all sotatercept licensed products in the PH field in such country, and (3) the exercise or forfeiture by Celgene of its option with regard to each option compound. In the PH field, the royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage or a specified period of years. Outside the PH field, the royalty term for each licensed product in each country outside North America is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage or a specified period of years, and the royalty term for each licensed product in North America is the period commencing with the first commercial sale in North America and ending, on a licensed product and country-by-country basis on the date which commercialization of such licensed product has ceased. The term for each option compound runs for a specified period of years unless Celgene exercises its option, in which case the compound becomes a licensed product, or forfeits its option by failing to make certain payments following the achievement of certain milestones in early clinical development of the option compound.
The Restated Sotatercept Agreement is terminable by either party upon a breach that is uncured and continuing or by Celgene for convenience on a country-by-country or product-by-product basis, or in its entirety. Celgene may also terminate the Restated Sotatercept Agreement, in its entirety or on a product-by-product basis, for failure of a product to meet a development or clinical trial endpoint. Termination for cause by us or termination by Celgene for convenience or failure to meet an endpoint will have the effect of terminating the applicable license to Celgene and the rights granted to us with respect to the development of sotatercept in the PH field shall become irrevocable. Termination for cause by either party shall result in reducing the remaining royalties due to the breaching party by a certain percentage. Upon termination by Celgene for convenience or for failure to meet an endpoint, we and Celgene will enter into a termination agreement pursuant to which, among other things, Celgene will continue to be eligible to receive a royalty in the low 20% range on global net sales of sotatercept in the PH field.
We are eligible to receive future development, regulatory and commercial milestones of up to $360.0 million for the sotatercept program outside of the PH field and up to an additional $348.0 million for each of the three discovery stage programs. None of the three discovery stage programs has advanced to the stage to achieve payment of a milestone, nor do we expect any such milestone payments in the near future. We were not required to make any upfront payments to Celgene upon execution of the Restated Sotatercept Agreement, and we will not be required to make any milestone payments to Celgene in connection with our development and commercialization of sotatercept in the PH field.
Luspatercept Agreement.    The Luspatercept Agreement provides Celgene with an exclusive license to luspatercept in all indications and we and Celgene are collaborating in the development and commercialization of luspatercept. We also granted Celgene an option to license products for which Acceleron files an investigational new drug application for the treatment of anemia. Celgene paid $25.0 million to us upon execution of the Luspatercept Agreement in August 2011 and, as of

December 31, 2017, we have received $99.4 million in research and development funding and milestone payments for the luspatercept program.
 Under the Luspatercept Agreement, the conduct of the collaboration is managed by a Joint Development Committee and Joint Commercialization Committee. Other than with respect to certain matters related to our conduct of Phase 2 trials, in the event of a deadlock of a committee, the resolution of the relevant issue is determined by Celgene. Since January 1, 2013, Celgene has been responsible for paying 100% of worldwide development costs for the luspatercept program and Celgene will be responsible for all commercialization costs worldwide. We are obligated to co-promote luspatercept and future products, in each case if approved, in North America, and Celgene will pay all costs related thereto. We will be eligible to receive tiered royalty payments in the low-to-mid 20% range on net sales of luspatercept. The Luspatercept Agreement is terminable by either party upon a breach that is uncured and continuing or by Celgene for convenience on a country-by-country or product-by-product basis, or in its entirety. Celgene may also terminate the Luspatercept Agreement in its entirety or on a product-by-product basis for failure of a product to meet a development or clinical trial endpoint. Termination for cause by us or termination by Celgene for convenience or failure to meet an endpoint will have the effect of terminating the applicable license, while termination for cause by Celgene will have the effect of reducing remaining royalties by a certain percentage.
Under the Luspatercept Agreement, we retained responsibility for research, development through the end of Phase 1 and the two ongoing Phase 2 clinical trials in MDS and beta-thalassemia, as well as manufacturing the clinical supplies for these studies. Celgene will conduct any subsequent Phase 2 and Phase 3 clinical trials. We were responsible for manufacturing luspatercept for all Phase 1 and Phase 2 clinical trials, and Celgene has responsibility for the manufacture of luspatercept for any additional Phase 2 and Phase 3 clinical trials and commercial supplies. We are eligible to receive future development, regulatory and commercial milestones of up to $185.0 million for the luspatercept program.
In November 2013, the Company agreed to conduct additional development activities for luspatercept including clinical and non-clinical services, which are reimbursed under the same terms and rates of the existing Luspatercept Agreement. Please refer to Note 10 to the financial statements in this Annual Report on Form 10-K for the revenue recognition accounting, including changes in estimates, pursuant to the revenue recognition accounting literature.
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
MDS
If luspatercept is approved for the treatment of patients with MDS, it would compete with the following:

•
Recombinant erythropoietin and other erythropoiesis stimulating agents. Although these agents are not approved to treat anemia in MDS in the United States, current practice guidelines include the use of erythropoiesis stimulating agents and granulocyte colony stimulating factor agents (G-CSF) to treat patients with MDS. Eprex® from Janssen Pharmaceuticals was recently approved in Europe to treat symptomatic anemia in certain patients with lower risk MDS.

•
Red blood cell transfusions, which are used to treat anemia in patients with MDS, and iron chelation therapy, such as Novartis's oral iron chelating agents Exjade® and JadenuTM, which are used to treat iron overload in patients with MDS.

•	Immunomodulators, including Celgene's approved product, Revlimid® (lenalidomide), for the treatment of anemia of certain MDS patients.

•	Fibrogen is studying roxadustat (FG-4592), a hypoxia-inducible factor prolyl hydroxylase inhibitor in a Phase 3 study in lower risk MDS patients with anemia and low transfusion burden.

•
Other therapies in development, including: an oral form of the hypomethylating agent azacitidine, known as CC-486, being developed by Celgene to treat patients with transfusion dependent anemia and thrombocytopenia due to lower risk MDS, which is currently in Phase 3 clinical trials in the United States and Europe; an anti-cancer therapy being developed by Onconova to treat patients with MDS; a telemorase inhibitor, imetelstat, being studied by Geron and Janssen in a Phase 2/3 study in lower risk MDS patients; and a CD95 ligand inhibitor, APG101, being studied by Apogenix, completed a Phase 1 study in transfusion dependent, lower risk MDS patients.

Beta-thalassemia
If luspatercept is approved for the treatment of patients with beta-thalassemia, it would compete with:

•
Red blood cell transfusions, which are used to treat anemia in patients with beta-thalessemia, and iron chelation therapy, such as Novartis's oral iron chelating agents Exjade® and JadenuTM, which are used to treat iron overload in patients with beta-thalessemia.

•	Fetal hemoglobin stimulating agents, such as hydroxyurea, which are primarily used to treat patients with anemia from sickle cell disease, are sometimes used to treat patients with beta-thalassemia.

•
Hematopoietic stem cell transplant treatment is given to a small percentage of patients with beta-thalassemia, since it requires a sufficiently well-matched source of donor cells. Certain academic centers around the world are seeking to develop improvements to this approach

•	Bluebird bio’s gene therapy program, LentiGlobin®, is currently in Phase 3 clinical trials in patients with transfusion dependent beta-thalassemia.

•
Other therapies in development, including gene therapy and genome editing are being developed by several different groups, including GlaxoSmithKline plc, Sangamo BioSciences Inc. in collaboration with Bioverativ, and CRISPR Therapeutics in collaboration with Vertex.

Myelofibrosis
If luspatercept is approved for the treatment of patients with myelofibrosis, it would compete with:

•
Insight Biotechnology's JAK2 kinase inhibitor, Jakafi®, for the treatment of intermediate or high-risk myelofibrosis, including primary myelofibrosis, post–polycythemia vera myelofibrosis and post-essential thrombocythemia myelofibrosis.

•
Recombinant erythropoietin, other erythropoiesis stimulating agents and immunomodulatory drugs. Although these agents are not approved to treat anemia in myelofibrosis in the United States, current practice guidelines include the use of these agents to treat anemia in patients with myelofibrosis.

•	A telemorase inhibitor, imetelstat, being studied by Geron and Janssen in a Phase 2 study to treat intermediate-2 or high-risk in patients with myelofibrosis.
Therapies for Treating Muscle Loss
We are currently studying ACE-083 in a Phase 2 clinical trial for the treatment of patients with FSHD, as well as a Phase 2 clinical trial with ACE-083 in patients with CMT. One potential competitor of ACE-083 in FSHD is Resolaris® (ATYR1940), which is an investigational protein being developed by aTyr Pharma, which completed Phase 1b/2 studies to treat adult patients with FSHD. A potential competitor of ACE-083 in CMT is PXT3003, which is an investigational pleotherapy being developed by Pharnext to treat CMT1A and is currently in a Phase 3 clinical trial.
We are also aware of approaches to treat other muscle loss diseases that are in clinical trials. Novartis is developing bimagrumab (BYM338), a monoclonal antibody targeting the activin receptor type IIB (ActRIIB), in various Phase 2 clinical trials to treat pathological muscle loss and weakness. Regeneron is developing two drugs in combination, REGN2477, an Activin A antibody, and Trevogrumab, a myostatin antibody, in a Phase 1 clinical trial to treat muscle wasting diseases. Roche is studying RG-6206 a myostatin fusion protein, in a Phase 1/2 clinical trial of Duchenne muscular dystrophy (DMD). Pfizer is conducting a Phase 2 clinical study for PF-06252616, a myostatin antibody, in patients with DMD. Nationwide Children's Hospital, in collaboration with The Myositis Association, Parent Project Muscular Dystrophy and Milo Biotechnology, have completed Phase 1 clinical trial of a gene therapy delivery of follistatin (FS344) to muscle in patients with Becker muscular dystrophy (BMD) and sporadic inclusion body myositis (sIBM) and have a second clinical trial in Duchenne muscular dystrophy underway. There are also other programs in early stage development that focus on gene editing and next generation antisense that could compete with our therapies for treating muscle loss.

Pulmonary Arterial Hypertension
We expect to initiate a Phase 2 clinical trial with sotatercept for the treatment of patients with pulmonary arterial hypertension, or PAH, in the first half of 2018. PAH is a rare and chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in the pulmonary arteries.
If sotatercept is approved for the treatment of patients with PAH, it would compete with four distinct classes of vasodilator therapies:

•
Phosphodiesterase type 5 (PDE5) inhibitors Adcira® (tadalafil, Eli Lilly) and Revatio® (sildenafil, Pfizer), which are orally available small molecules. PDE5 inhibitors prevent degradation of intracellular cGMP released in response to nitric oxide (NO), resulting in relaxation of pulmonary vessels.

•	Soluble guanylate cylase (sGC) stimulator Adempas® (riociguat, Bayer), which targets different molecules in the same biological pathway as PDE5 inhibitors and is also an oral small molecule.

•
Endothelin receptor antagonists (ERA) Letairis® (ambrisentan, Gilead), Opsumit® (macitentan, Actelion/J&J), and Tracleer® (bosentan, Actelion/J&J)), which are all orally available small molecules. ERAs block activity of endothelin-1, which causes constriction of pulmonary vessels.

•
Prostacyclin analogues relax pulmonary vessels, prevent platelet aggregation, and inhibit smooth muscle proliferation. They are the most potent therapies for treating PAH and are available orally (Orenitram® (trepostinil, United Therapeutics), Uptravi® (selexipag, Actelion/J&J)); for inhalation (Tyvaso® (trepostinil, United Therapeutics), Ventavis® (iloprost, Actelion/J&J)); and for infusion (Remodulin® (trepostinil, United Therapeutics), Veletri® (epoprostenol, Actelion/J&J)).

The key competitive factors affecting the success of any approved product will be its efficacy, safety profile, price, method of administration and level of promotional activity.
Commercialization
We retain co-promotion rights in North America with our collaboration partner, Celgene, for both sotatercept outside the PH field and luspatercept, and under the terms of our agreements with Celgene, our commercialization costs will be entirely funded by Celgene. We also currently retain worldwide commercialization rights for ACE-083, sotatercept in the PH field, and ACE-2494. We intend to build hematology, neuromuscular and pulmonary disorder focused, specialty sales forces in North America and, possibly, other markets to effectively support the commercialization of these and future products. We believe that a specialty sales force will be sufficient to target key prescribing physicians in these areas. We currently do not have any sales or marketing capabilities or experience. We will establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch. If we are not able to establish sales and marketing capabilities or are not successful in commercializing our future products, either on our own or through collaborations with Celgene, any future product revenue will be materially adversely affected.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our therapeutic candidates, novel biological discoveries, screening and drug development technology, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit from a variety of statutory frameworks in the United States, Europe and other countries that relate to the regulation of biosimilar molecules and orphan drug status. These statutory frameworks provide periods of non-patent-based exclusivity for qualifying molecules. See "Government Regulation".
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
Our patent estate, on a worldwide basis, includes approximately 635 issued patents and approximately 492 pending patent applications, with pending and issued claims relating to all of our current clinical stage therapeutic candidates, sotatercept, luspatercept, ACE-083 and ACE-2494. These figures include in-licensed patents and patent applications to which we hold exclusive commercial rights.
Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. Our issued patents and pending applications with respect to our clinical stage therapeutic candidates will expire on dates ranging from 2026 to 2037, exclusive of possible patent term extensions, However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
We also hold patent applications directed to a variety of other uses for luspatercept. The expected expiration date for these method of treatment patents ranges from 2029 to 2037 exclusive of possible patent term extensions.
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
We hold one pending patent application covering the treatment of pulmonary arterial hypertension by administration of sotatercept in the United States, which if issued is expected to expire in 2037, exclusive of possible patent term extensions. This patent application is also eligible for filing in major jurisdictions worldwide.

We also hold patents and patent applications directed to a variety of other uses for sotatercept, including the treatment of anemia. The expected expiration date for these method of treatment patents ranges from 2026 to 2029 exclusive of possible patent term extensions.
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
We also hold patent applications directed to a variety of uses for ACE-083, including the treatment of muscular dystrophies, such as facioscapulohumeral muscular dystrophy and Charcot-Marie-Tooth disease. The expected expiration date for these method of treatment patent applications, should they issue as patents, is 2035, exclusive of possible patent term extensions.
ACE-2494 Patent Coverage
We hold two pending patent applications covering the ACE-2494 composition of matter in the United States, which, if issued, are expected to expire in 2036 and 2037, respectively, exclusive of possible patent term extensions. We hold additional pending patent applications covering the ACE-2494 composition of matter in many other major jurisdictions worldwide, including Europe, Australia, Canada, Japan, China, South Korea, Brazil, Mexico and India. The expected expiration date for these patent applications, should they issue as patents, ranges from 2036 to 2037, exclusive of possible patent term extensions.
We also hold patent applications directed to a variety of uses for ACE-2494, including the treatment of systemic muscle disorders. The expected expiration date for these method of treatment patent applications, should they issue as patents, ranges from 2036 to 2037, exclusive of possible patent term extensions.
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
Government Regulation
The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, marketing and sales, among other things, of our therapeutic candidates and future products, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. We expect sotatercept, luspatercept, ACE-083 and ACE-2494 to be regulated by the FDA as biologics and to be reviewed by the Center for Drug Evaluation and Research (CDER) as proteins intended for therapeutic use. Therapeutic candidates require the submission of a Biologics License Application, or BLA, and approval by the FDA prior to being marketed in the U.S. Manufacturers of therapeutic candidates may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.
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
The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the drug candidate for a proposed indication. Under the Prescription Drug User Fee Act (PDUFA), as re-authorized most recently in August 2017 (PDUFA VI), the fees payable to the FDA for reviewing a BLA, as well as annual program fees for approved products, can be substantial. For fiscal years 2018-2022, user fees for review of an application that requires clinical data, such as a BLA, plus prescription drug program fees, are estimated at approximately $2.7 million, subject to certain limited deferrals, waivers, and reductions that may be available, including waiver of the application fee for a product designated for an orphan indication. The fees typically increase each year. Each BLA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the BLA is found complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA's established goal is to review 90% of priority BLA applications within six months after the application is accepted for filing and 90% of standard BLA applications within 10 months of the acceptance date, whereupon a review decision is to be made. The FDA, however, may not approve a drug candidate within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but a "complete response letter" that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facility or facilities at which the product is manufactured and will not approve the product unless the facility complies with cGMPs. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can extend the review process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. The FDA must approve a BLA supplement or a new BLA before a product may be marketed for other uses or before certain manufacturing or other changes may be made. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our therapeutic candidates under development.
As part of the Patient Protection and Affordable Care Act of 2010, under the subtitle of Biologics Price Competition and Innovation Act of 2009, or the BPCI, a statutory pathway has been created for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, earlier biological products licensed under the Public Health Service Act. Also under the BPCI, innovator manufacturers of original reference biological products are granted 12 years of exclusivity before biosimilars can be approved for marketing in the United States. The objectives of the BPCI are conceptually similar to those of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the "Hatch-Waxman Act", which established abbreviated pathways for the approval of drug products. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA. Since the enactment of the BPCI, the FDA has issued several draft guidances for industry related to the BPCI, addressing scientific, quality and procedural issues relevant to an abbreviated application for a biosimilar product and has approved fewer than ten such products to date. The approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.
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
In the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law in July 2012, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. In May 2014, the FDA published a Guidance for Industry entitled, "Expedited Programs for Serious Conditions—Drugs and Biologics" which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new drugs as well as threshold criteria generally applicable to concluding that a drug is a candidate for these expedited development and review programs. In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA also provided guidance on a new program for Breakthrough Therapy designation. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to an IND. FDA has already granted this designation to nearly 200 new drugs and has approved more than 50 Breakthrough Therapy designated drugs.
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
The United States and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Healthcare Reform Act”) which includes changes to the coverage and reimbursement of drug products under government health care programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. The Trump administration may also take executive action in the absence of legislative action. For example, in October 2017, the President announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. Actions by the administration are widely expected to lead to fewer Americans having more comprehensive health insurance compliant with the Healthcare Reform Act, even in the absence of a legislative repeal. Tax reform legislation was also enacted at the end of 2017 that includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). In a November, 2017 report, the Congressional Budget Office estimates that the elimination will increase the number of uninsured by 4 million in 2019 and 13 million in 2027.
Recently, there has been considerable public and government scrutiny in the U.S. of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale.
We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.
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
Fraud and Abuse Laws
Although we currently have no products approved for commercial sale, we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws if any of our product candidates may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).
Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to the penalty provisions of the pertinent laws and regulations.
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
Manufacturing
We currently manufacture drug substance for our preclinical studies, Phase 1 clinical trials and Phase 2 clinical trials of luspatercept, ACE-083 and ACE-2494. We manufacture material compliant to U.S. and European cGMP at our 12,000 square foot multi-product facility located at our corporate headquarters in Cambridge, Massachusetts. We have the capabilities to manufacture receptor fusion proteins, monoclonal antibodies, and other therapeutic candidates.
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
Approximately 34 full time employees focus on our process development and manufacturing activities. We believe that our strategic investment in manufacturing capabilities allows us to advance our therapeutic candidates at a more rapid pace and provides us with more portfolio flexibility than if we used a contract manufacturer. The facility produces drug substance in a cost-effective manner while allowing us to retain control over the process and provides an ability to balance the requirements of multiple programs and avoid costly commitments of funds before clinical data are available.
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
We believe that we can scale our manufacturing processes to support our clinical development programs and the potential commercialization of our therapeutic candidates. For our early phase therapeutic candidates, we intend to continue to manufacture drug substance for preclinical testing and Phase 1 and Phase 2 clinical development at our current facilities. For the luspatercept Phase 3 clinical trials, we have transferred the process for Phase 3 production to Celgene, under the terms of our collaboration agreements. Celgene uses contract manufacturers for Phase 3 supply of luspatercept, and we expect Celgene will use a contract manufacturer for commercial supply of luspatercept. We also previously successfully transferred the manufacturing process for sotatercept to Celgene, and we expect Celgene will use a contract manufacturer for additional clinical supply and any future commercial supply of sotatercept. We intend to contract with a third party manufacturer for the supply of ACE-083 and ACE-2494 for any Phase 3 clinical trials.
Employees
As of December 31, 2017, we had 139 full-time employees, 108 of whom are involved in research, development or manufacturing, and 35 of whom have Ph.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
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
We have incurred net losses during most fiscal periods since our inception. As of December 31, 2017, we had an accumulated deficit of $473.0 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities.
We anticipate that our expenses will increase in the future as we expand our discovery, research, development, manufacturing and commercialization activities. However, we also anticipate that these increased expenses will be partially offset by milestone payments we expect to receive under our agreements with Celgene and potentially by payments we may receive under new collaboration arrangements we may enter into with third parties for ACE-083, ACE-2494 or other therapeutic candidates. If we do not receive the anticipated milestone payments or do not enter into partnerships for ACE-083, ACE-2494 or other therapeutic candidates on acceptable terms, our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development, manufacturing and commercialization activities. There can be no assurance that we will enter into a new collaboration or achieve milestones and, therefore, no assurance our losses will not increase prohibitively in the future.
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
As of December 31, 2017, our cash, cash equivalents and investments were $372.9 million. We believe that we will continue to expend substantial resources for the foreseeable future developing sotatercept in the PH field, ACE-083, ACE-2494 and new therapeutic candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates.
Celgene generally pays development, manufacturing and commercialization and certain patent costs for luspatercept and for sotatercept outside of the PH field. Other than those costs, our future capital requirements depend on many factors, particularly in connection with the development of our other therapeutic candidates including sotatercept in the PH field, ACE-083 and ACE-2494:

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
Based on our current operating plan, we believe that our current cash, cash equivalents and investments will be sufficient to fund our projected operating requirements into 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our therapeutic candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our therapeutic candidates.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or therapeutic candidates on terms unfavorable to us.
We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or therapeutic candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for ACE-083, sotatercept in the PH field, ACE-2494 or any therapeutic candidates other than luspatercept or sotatercept outside of the PH field, or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Regulatory Review and Approval of Our Therapeutic Candidates
If we or our partners do not obtain regulatory approval for our current and future therapeutic candidates, our business will be adversely affected.
Our therapeutic candidates will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any therapeutic candidates, we or our partners must demonstrate through extensive preclinical studies and clinical trials that the therapeutic candidate is safe and effective for use in each target indication. Clinical testing is expensive, time-consuming and uncertain as to outcome. We or our partners may gain regulatory approval for sotatercept, luspatercept, ACE-083, ACE-2494 or any other therapeutic candidate in some but not all of the territories available or some but not all of the target indications or may receive approval with limited labeling or boxed warnings, resulting in limited commercial opportunity for the approved therapeutic candidates, or we or they may never obtain regulatory approval for these therapeutic candidates.
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
Our encouraging preclinical and clinical results to date for sotatercept, luspatercept, and ACE-083, and our encouraging preclinical results to date for ACE-2494, are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later and larger clinical trials or in clinical trials for different indications. If the results of our or our current or future partners' ongoing or future clinical trials are inconclusive with respect to the efficacy of our therapeutic candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our therapeutic candidates, we or our partner may be prevented or delayed in obtaining marketing approval for our therapeutic candidates. We routinely develop our therapeutic candidates in multiple indications and our therapeutic candidates are at multiple stages of development at any given time, and any data, including safety or efficacy data, from any of our clinical trials could have a negative effect on our other clinical trials for the same or different therapeutic candidates. For example, if we or Celgene observe negative data in any one or more of our luspatercept clinical trials, this data could have an adverse effect on our ability to complete the MEDALIST or BELIEVE Phase 3 clinical trials or obtain regulatory approval for luspatercept in any indication.
In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay or prevent regulatory approval. Alternatively, regulators may ask us to conduct more rigorous studies or trials or studies with endpoints that are different from the studies we are currently conducting. Even if we or our partners obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our partners may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy.

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
In the United States, luspatercept received Fast Track designation for the treatment of anemia in patients with lower-risk myelodysplastic syndromes, or MDS, for the treatment of patients with transfusion-dependent beta-thalassemia, and for the treatment of patients with non-transfusion-dependent beta-thalassemia. The FDA grants Fast Track designation to therapies that are considered capable of addressing unmet medical needs and possess the potential to treat serious or life-threatening disease conditions in order to facilitate its development and expedite the review procedure. The FDA has broad discretion in granting Fast Track designation, so even if we believe that a particular product candidate is eligible for such designation, the FDA could decide not to grant it. Even though luspatercept has received Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
OPDP prioritizes its actions based on the degree of risk to the public health, and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that OPDP typically sends to companies that violate its drug advertising and promotional guidelines: untitled letters and warning letters. In the case of an untitled letter, OPDP typically alerts the drug company of the violation and issues a directive to refrain from future violations, but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from OPDP, we or any of our current or future partners may inadvertently violate OPDP's guidelines in the future and be subject to a OPDP untitled letter or warning letter, which may have a negative impact on our business.

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
We have entered into collaboration agreements with Celgene to develop and commercialize sotatercept and luspatercept. Pursuant to the sotatercept agreement, responsibility for all clinical and other product development activities for all indications other than for pulmonary hypertension and for manufacturing sotatercept has been transferred to Celgene. For luspatercept, we are responsible for conducting ongoing Phase 2 clinical trials in MDS and beta-thalassemia, and we are also responsible for manufacturing supplies for our Phase 1 and Phase 2 studies. Celgene will be responsible for all clinical development and manufacturing activities after such studies are completed. Celgene is responsible for paying 100% of worldwide development costs for luspatercept and for sotatercept outside of pulmonary hypertension. We will co-promote luspatercept and sotatercept outside of pulmonary hypertension, if approved by the FDA and its counterparties, in North America. Celgene will be responsible for all commercialization costs, including the cost of our promotion activities.
Celgene is obligated to use commercially reasonable efforts to develop and commercialize luspatercept and sotatercept outside of pulmonary hypertension. Celgene may determine that it is commercially reasonable to develop and commercialize only luspatercept or sotatercept and discontinue the development or commercialization of the other therapeutic candidate, or Celgene may determine that it is not commercially reasonable to continue development of one or both of sotatercept and luspatercept. This may occur for many reasons, including internal business reasons or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data available to date, the FDA may impose requirements on a clinical trial program that would render the program commercially nonviable. In the event of any such decision, we would be unable to advance such program ourselves.
Under our collaboration agreements, when Celgene takes over development activities of a therapeutic candidate, it may determine the development plan and activities for that therapeutic candidate. We may disagree with Celgene about the development strategy it employs, but we will have no rights to impose our development strategy on Celgene. Similarly, Celgene may decide to seek regulatory approval for, and limit commercialization of, either or both of sotatercept outside of pulmonary hypertension and luspatercept to narrower indications than we would pursue. We would be prevented from developing or commercializing a candidate in an indication that Celgene has chosen not to pursue, other than sotatercept in pulmonary hypertension. More broadly, if Celgene elects to discontinue the development of sotatercept outside of pulmonary hypertension and/or luspatercept, we may be unable to advance the products ourselves.
Pursuant to our collaboration agreement with Celgene for the development of sotatercept in pulmonary hypertension, we will rely on Celgene for many aspects of our development of sotatercept in pulmonary hypertension, including, for example, drug supply, manufacturing (if elected by Celgene), and regulatory support. If Celgene fails to perform its obligations under the sotatercept agreement, our ability to develop sotatercept in pulmonary hypertension may be materially harmed.
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

We and Celgene routinely publicly disclose information about luspatercept and sotatercept, and if our and Celgene’s public disclosures are inconsistent, this could materially harm public and market perception of luspatercept and sotatercept and the value of our common stock.
Through a variety of public forums and media, such as press releases, conference calls, filings with the Securities and Exchange Commission, and scientific/medical conferences, we and Celgene routinely disclose information about luspatercept and sotatercept. We and Celgene may not agree on information that is disclosed or the interpretation of that information, and our disclosures may be inconsistent with Celgene's disclosures. If our and Celgene's public disclosures are inconsistent, public and market perception of luspatercept and sotatercept and the value of our common stock could be materially adversely affected.
We currently have limited marketing, sales and distribution experience and capabilities and, for luspatercept and, outside of pulmonary hypertension, sotatercept, we will be dependent upon Celgene for commercialization.
For luspatercept and, outside of pulmonary hypertension, sotatercept, we and Celgene share commercialization obligations in the United States and we are solely dependent on Celgene for commercialization outside of the United States. As a company without any commercial products, we have very limited marketing, sales and distribution experience and capabilities in the United States. To successfully commercialize luspatercept and outside of pulmonary hypertension, sotatercept, in the United States, we will need to rely extensively on Celgene, and we will need to establish our own adequate marketing, sales and distribution capabilities. In addition, to successfully commercialize our wholly-owned therapeutic candidates and sotatercept in pulmonary hypertension in jurisdictions where they may be approved, we will need to establish our own marketing, sales and distribution capabilities. Failure to establish these capabilities, whether due to insufficient resources or some other cause, will limit or potentially halt our ability to successfully commercialize any therapeutic candidates, and will adversely affect our financial results. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing, sales and distribution operations.
We and Celgene rely on third parties to conduct preclinical studies and clinical trials for our therapeutic candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our therapeutic candidates.
We design the clinical trials for ACE-083 and sotatercept outside of pulmonary hypertension and will do so for any future unpartnered therapeutic candidates such as ACE-2494, and we will continue to work with Celgene on any ongoing or future trials for sotatercept and luspatercept. However, we and Celgene rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. We and Celgene compete with many other companies for the resources of these third parties. The third parties on whom we and Celgene rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our therapeutic candidates.
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
Manufacturing biologic drugs is complicated and is tightly regulated by the FDA, the European Medicines Agency, or EMA, and comparable regulatory authorities around the world. We currently manufacture drug substance for our preclinical studies, Phase 1 clinical trials and Phase 2 clinical trials of luspatercept, ACE-083 and ACE-2494. For Phase 3 and commercial supply of our products that we have not partnered, we expect to use contract manufacturing organizations. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for therapeutic candidates is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms.
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
For sotatercept and our most advanced therapeutic candidate, luspatercept, we rely on our collaboration partner Celgene to manufacture, or contract for the manufacture of, bulk drug substance and finished drug product for use in late stage clinical trials and for commercial supplies of these product candidates, if approved. Any failure by Celgene or by third-parties with which Celgene contracts may delay or impair the ability to complete late stage clinical trials or commercialize either or both of sotatercept and luspatercept, if approved.
Celgene is responsible for manufacturing sotatercept outside of pulmonary hypertension and luspatercept for all Celgene-sponsored clinical trials, and may elect to be responsible for manufacturing sotatercept for clinical trials in pulmonary hypertension. Celgene generally does not perform the manufacture of the drug substance or drug product for either sotatercept or luspatercept itself. Celgene has used and may continue to use contract manufacturers for the manufacture of drug substance and drug product for sotatercept and we have no expectation that Celgene plans to perform the manufacture of bulk drug substance or drug product for either sotatercept or luspatercept in the future. However, Celgene would have the right to manufacture sotatercept or luspatercept, itself or through the use of contract manufacturers. We understand that Celgene has entered into manufacturing arrangements for clinical and commercial supplies of sotatercept and luspatercept bulk drug substance with contract manufacturers with considerable biotherapeutics manufacturing experience, including manufacturing monoclonal antibodies through processes similar to those used for sotatercept. If any of these manufacturers is unwilling or unable to manufacture sufficient quantities of sotatercept and/or luspatercept to meet clinical or commercial demand, either for technical or business reasons, the development and commercialization of sotatercept and/or luspatercept may be delayed.
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
If we fail to establish and maintain additional strategic partnerships related to ACE-083, ACE-2494 or other therapeutic candidates, we will bear all of the risk and costs related to the development of any such therapeutic candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise for which we have not budgeted. This could negatively affect the development of any unpartnered therapeutic candidate.

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
If patent applications we hold or have in-licensed with respect to our platform or therapeutic candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our therapeutic candidates, it could dissuade companies from collaborating with us. We regularly file patent applications to cover our therapeutic candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any therapeutic candidate that we or our current or future partners may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a therapeutic candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by the USPTO or a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent and the protection it affords is limited. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a therapeutic candidate under patent protection could be reduced. Even if patents covering our therapeutic candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar products.
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
We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. As part of our discovery and development activities, we routinely evaluate in-licenses from academic and research institutions. See "Business–Intellectual Property–In-Licenses" for a description of our license agreements.

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
Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting healthcare reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act in 2010, and as evidenced by public discourse on the topic. See "Business–Government Regulation" for a detailed description on recent developments in healthcare regulations. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

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
Our future success depends on our or our partners' ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our therapeutic candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. In many cases, the therapeutic candidates that we commercialize with our strategic partners or on our own will compete with existing, market-leading products. See "Business–Competition" for a detailed description of the competitive landscape for our therapeutic candidates.
There are products currently approved to treat patients with MDS, including iron chelation therapy, immunomodulators and various chemotherapeutic agents. In addition, erythropoiesis stimulating agents and red blood cell transfusions are extensively used to treat anemia in MDS. Luspatercept, if approved, will compete with these therapies. In addition, one or more products not currently approved for the treatment of anemia in MDS may in the future be granted marketing approval for the treatment of anemia in MDS or other conditions for which luspatercept might be approved. While there are currently no drug products approved for the treatment of anemia in beta-thalassemia, red blood cell transfusions are extensively used and luspatercept, if approved, would compete with this therapy. Further, the future approval, in one or more regions, of a biosimilar product to one of our products could create substantial competition and have a material impact on our business. In addition, the success of gene and/or cell therapy in beta-thalassemia patients could materially reduce the potential patient population for luspatercept, especially in transfusion dependent patients.
If ACE-083 is approved for the treatment of neuromuscular disorders or other diseases characterized by a loss of muscle function, it could compete with a variety of other approaches to treating neuromuscular disorders or muscle loss that are currently in clinical trials, including, among others, a monoclonal antibody targeting the activin receptor type IIB, bimagrumab, being studied by Novartis to treat pathological muscle loss and weakness, and various myostatin monoclonal antibodies being studied to treat disuse muscle atrophy, cancer-related cachexia, and sarcopenia. We are currently conducting Phase 2 clinical trials with ACE-083 in patients with facioscapulohumeral muscular dystrophy, or FSHD, as well as in patients with Charcot-Marie-Tooth disease, or CMT. If competitive products prove to be superior to ACE-083, our business may be harmed.
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
We manufacture ACE-083, ACE-2494 and for our Acceleron-sponsored trials, luspatercept, at our manufacturing facility. If our manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected.
If the manufacturing facility at our corporate headquarters or the equipment in it is damaged or destroyed, or if production at this facility is otherwise interrupted, we may not be able to quickly or economically replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need approval from the FDA and foreign regulators before administering any products manufactured at that facility to patients. Such an event could delay our clinical trials.
Our expanded research activities may not identify new therapeutic candidates, and we may not be successful in developing any new therapeutic candidates that are identified.
Discovery and development of new therapeutic candidates is an unpredictable activity. We may not succeed in identifying new therapeutic candidates, and if we are unable to do so, our pipeline of clinical stage therapeutic candidates will be reduced in size, potentially harming our business. Our discovery efforts are primarily focused on IntelliTrap™ therapeutic candidates and antibodies. We have limited experience manufacturing and developing antibodies and IntelliTrap™ proteins, and we may not be successful at doing so in the future. Manufacturing biologic therapeutic candidates is complex and often requires extensive process development to achieve suitable quality and quantity of drug substance for clinical development and commercialization, and we may not succeed in achieving the quality and quantity of drug substance that is required at any particular stage. We may be unable to manufacture these therapeutic candidates, these therapeutic candidates may show unacceptable toxicity or pharmacokinetic properties, or these therapeutic candidates may not be safe or effective in clinical trials.

Risks Related to Our Business and Industry
If we undertake business combinations, collaborations or similar strategic transactions, they may disrupt our business, divert management’s attention, dilute stockholder value or be difficult to integrate.
On a regular basis, we consider various business combination transactions, collaborations, license agreements and strategic transactions with third parties, including transactions which may result in us acquiring, or being acquired by, a third party. The consummation or performance of any future business combination, collaboration or strategic transaction may involve risks, such as:

•	diversion of managerial attention and resources from day-to-day operations;

•	challenges associated with integrating acquired technologies and operations of acquired companies;

•	exposure to unforeseen liabilities or increased regulatory and compliance obligations;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;

•	misjudgment with respect to value, return on investment or strategic fit;

•	higher than expected transaction costs; and

•	additional dilution to our existing stockholders if we issue equity securities as consideration for any acquisitions.
As a result of these risks, we may not be able to achieve the expected benefits of any such transaction. Future business combinations could involve the acquisition of significant intangible assets. We may need to record write-downs from future impairments of identified intangible assets and goodwill. These accounting charges would increase a reported loss or reduce any future reported earnings. In addition, we could use substantial portions of our available cash to pay the purchase price for company or product candidate acquisitions. We could also incur debt or issue additional equity securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.
If we fail to attract and keep senior management and key personnel, we may be unable to successfully develop our therapeutic candidates, conduct our clinical trials and commercialize our therapeutic candidates.
We are highly dependent on members of our senior management. We recently hired a new Chief Commercial Officer and are in the process of recruiting for a new Chief Medical Officer. If we fail to successfully recruit a new Chief Medical Officer or if we fail to successfully manage the transition of our new Chief Commercial Officer or Chief Medical Officer, our clinical and commercial operations could be harmed. In addition, the loss or transition of services from any member of our senior management could impede the achievement of our research, development or commercialization objectives.
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
Failure to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have completed several financings since our inception which may have resulted in a change in control as defined by IRC Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Since our initial public offering, the price of our common stock as reported on The NASDAQ Global Market has ranged from a low of $16.78 on November 6 and 8, 2013 to a high of $57.89 on January 22, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials of our therapeutic candidates, including luspatercept, sotatercept, ACE-083 and ACE-2494;

•	the timing of the release of results of our clinical trials that are being conducted by Celgene;

•	results of clinical trials of our competitors' products;

•	regulatory actions with respect to our products or our competitors' products;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts' projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our common stock by us, our insiders or our other stockholders;

•	speculation in the press or investment community;

•	announcement or expectation of additional financing efforts;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	actual or perceived changes in current or future market conditions for biopharmaceutical stocks; and

•	changes in general market and economic conditions.

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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our corporate, research and development, manufacturing, and clinical trial operations are located in Cambridge, Massachusetts. We lease approximately 99,000 square feet of office and laboratory space in four adjacent buildings with aggregate monthly rent expense of approximately $0.4 million. Three of our leases expire in September 2023 and one lease expires in March 2021.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Stockholders
Our common stock has been listed on The NASDAQ Global Market under the symbol "XLRN" since September 19, 2013. Prior to that, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

	Common Stock Price
	2017		2016
	High	Low	High	Low
First Quarter	$32.57	$23.07	$48.05	$22.67
Second Quarter	$34.91	$24.37	$37.67	$25.49
Third Quarter	$40.35	$29.57	$40.70	$28.29
Fourth Quarter	$43.68	$33.37	$41.69	$24.77
_______________________________________________________________________________
As of January 31, 2018, there were approximately 79 holders of record of our common stock.
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
Performance Graph
The following graph shows a comparison from September 19, 2013 through December 31, 2017 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF 51 MONTH CUMULATIVE TOTAL RETURN(1)(2)
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

(2)	$100 invested on September 19, 2013 in stock, or on August 31, 2013 in each index, including reinvestment of dividends.
Recent Sales of Unregistered Securities
We issued the following unregistered securities during the three months ended December 31, 2017:

•	In December 2017, we issued 2,207 shares of Common Stock upon the cashless exercise of warrants to purchase 2,702 shares of Common Stock.
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
The selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from audited financial statements which are not included in this Annual Report on Form 10-K.
Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue:
Collaboration revenue:
License and milestone	$541	$15,550	$1,184	$1,673	$43,948
Cost-sharing, net	12,940	12,221	16,913	12,959	13,282
Total revenue	13,481	27,771	18,097	14,632	57,230
Costs and expenses:
Research and development	89,726	68,580	58,404	50,897	36,051
Litigation settlement	—	—	—	5,000	—
General and administrative	33,738	25,297	20,572	14,199	14,227
Total costs and expenses	123,464	93,877	78,976	70,096	50,278
(Loss) income from operations	(109,983)	(66,106)	(60,879)	(55,464)	6,952
Total other income (expense), net	1,561	9,116	(3,015)	4,205	(28,850)
Loss before income taxes	(108,422)	(56,990)	(63,894)	(51,259)	(21,898)
Income tax provision	(32)	(24)	—	—	—
Net loss	$(108,454)	$(57,014)	$(63,894)	$(51,259)	$(21,898)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(108,454)	$(57,014)	$(63,894)	$(51,259)	$(21,898)
Accretion of dividends, interest, redemption value and issuance costs on redeemable convertible preferred stock	—	—	—	—	(19,870)
Gain on extinguishment of redeemable convertible preferred stock	—	—	—	—	2,765
Net loss applicable to common stockholders-basic and diluted	$(108,454)	$(57,014)	$(63,894)	$(51,259)	$(39,003)

Net loss per share applicable to common stockholders-basic and diluted(1)	$(2.68)	$(1.52)	$(1.92)	$(1.63)	$(4.15)

Weighted-average number of common shares used in computing net loss per share applicable to common stockholders-basic and diluted	40,420	37,430	33,303	31,515	9,407

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$100,150	$20,950	$27,783	$176,460	$113,163
Short and long-term investments	272,800	213,432	108,198	—	—
Total assets	389,177	247,647	146,337	186,296	123,732
Total current liabilities	16,745	16,149	14,491	9,253	18,162
Long-term deferred revenue	3,161	3,704	4,239	4,816	5,620
Long-term deferred rent	1,818	953	1,157	1,818	2,337
Long-term notes payable	—	—	—	—	9,048
Warrants to purchase common stock	2,236	1,244	17,187	14,124	30,753
Total stockholder's equity	365,217	225,597	109,263	156,285	57,812
_______________________________________________________________________________

(1)
See Note 2 within the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net loss per common share.

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
Overview
We are a leading biopharmaceutical company in the discovery and development of TGF-beta therapeutics to treat serious and rare diseases. Our research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta, or TGF-beta, protein superfamily. By combining our discovery and development expertise, including our proprietary knowledge of the TGF-beta superfamily, and our internal protein engineering and manufacturing capabilities, we have generated several innovative therapeutic candidates, all of which encompass novel potential first-in-class mechanisms of action. We have focused and prioritized our research and development activities within three key therapeutic areas: hematologic, neuromuscular and pulmonary. If successful, these candidates could have the potential to significantly improve clinical outcomes for patients across these areas of high, unmet need.
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is an erythroid maturation agent designed to promote red blood cell production through a novel mechanism, and is being developed to treat chronic anemia and associated complications in myelodysplastic syndromes, or MDS, beta-thalassemia, and myelofibrosis. Celgene is currently conducting two Phase 3 clinical trials with luspatercept; one for the treatment of patients with lower-risk MDS, known as the "MEDALIST" trial, and another for the treatment of patients with beta-thalassemia, also known as the "BELIEVE" trial. Celgene has recently initiated a Phase 2 trial in non-transfusion-dependent beta-thalassemia patients, referred to as the "BEYOND" trial. We further expect Celgene to initiate a Phase 3 clinical trial, the "COMMANDS" trial, in first-line, lower-risk MDS patients in the first half of 2018. Enrollment is also currently ongoing in a Phase 2 clinical trial for the treatment of patients with myelofibrosis, a rare bone marrow disorder. If luspatercept were to receive regulatory approval for each of these indications in the United States and Europe, we believe that there is an aggregate sales opportunity for this product in excess of $2 billion.
For sotatercept, we announced in September 2017 that Celgene granted us the rights to fund, develop, and lead the global commercialization of sotatercept in pulmonary hypertension, including pulmonary arterial hypertension, or PAH. PAH is a rare and chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in the pulmonary arteries. If sotatercept is commercialized to treat PAH and we recognize such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in PAH, and in this scenario we will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which we recognize such revenue. We expect to initiate a Phase 2 clinical trial for the treatment of patients with PAH in the first half of 2018.
For luspatercept and, outside of pulmonary hypertension, sotatercept, Celgene is responsible for paying 100% of the development costs for all clinical trials. We may receive a maximum of $545.0 million for the potential development, regulatory and commercial milestone payments. If luspatercept and, outside of pulmonary hypertension, sotatercept are commercialized, we are eligible to receive a royalty on net sales in the low-to-mid 20% range and we have a co-promotion right in North America, for which our commercialization costs will be entirely funded by Celgene.
We are independently developing our wholly-owned neuromuscular candidate, ACE-083. ACE-083 is designed for the treatment of focal muscle disorders, and we are currently conducting Phase 2 clinical trials with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD, as well as in patients with Charcot-Marie-Tooth disease, or CMT. In January 2018, we announced preliminary results for the first two cohorts in part 1 of the Phase 2 clinical trial with ACE-083 in patients with FSHD showing marked increases in the mean total muscle volume of the muscles treated with ACE-083 measured using magnetic resonance imaging, or MRI. We expect to initiate part 2 of the ACE-083 FSHD Phase 2 trial during the second quarter of this year, and we expect to report preliminary results from all dose-escalation cohorts of part 1 in both of our Phase 2 clinical trials with ACE-083 in the second half of this year.
In addition to our mid- to late-stage clinical programs, we initiated a Phase 1 healthy volunteer study in early 2018 with ACE-2494, our wholly-owned systemic muscle agent from our proprietary platform technology, IntelliTrap™, and we expect to report initial results from this healthy volunteer study in the first half of 2019. We are also conducting research within our three focused disease areas—hematologic, neuromuscular and pulmonary—in order to identify new therapeutic candidates to advance into clinical trials.
As of December 31, 2017, our operations have been funded primarily by $105.1 million in equity investments from venture investors, $539.7 million from public investors, $123.7 million in equity investments from our collaboration partners and $273.7 million in upfront payments, milestones, and net research and development payments from our collaboration partners. We estimate that we have spent approximately $89.7 million, $68.6 million, and $58.4 million, on research and development for the years ended December 31, 2017, 2016, and 2015, respectively.
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
We will not generate revenue from product sales unless and until we or a partner successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates. We expect that this will take a number of years and is subject to significant uncertainty. All current and future development and commercialization costs for luspatercept and, outside of pulmonary hypertension, sotatercept, are paid by Celgene. If we obtain regulatory approval for ACE-083, sotatercept, ACE-2494 or any future therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our therapeutic candidates.
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
Financial Operations Overview
Revenue
Collaboration Revenue
We have not generated any revenue from the sale of products. Our revenue to date has been predominantly derived from collaboration revenue, which includes license and milestone revenues and cost-sharing revenue, generated through collaboration and license agreements with partners for the development and commercialization of our therapeutic candidates. Cost-sharing revenue represents amounts reimbursed by our collaboration partners for expenses incurred by us for research and development activities and, potentially, co-promotion activities, under our collaboration agreements. Cost-sharing revenue is recognized in the period that the related activities are performed.
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
From inception through December 31, 2017, we have incurred $554.8 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Expenses associated with luspatercept, and outside of pulmonary hypertension, sotatercept, are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. We are expensing the costs of a Phase 1 clinical trial for ACE-2494, and Phase 2 clinical trials for luspatercept, sotatercept, dalantercept, and ACE-083, of which the luspatercept clinical trials are reimbursed by Celgene, and the dalantercept clinical trials are being discontinued. With respect to the luspatercept Phase 3 clinical trials directly conducted by Celgene, we do not incur and are not reimbursed for expenses related to these development activities.

We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses during the years ended December 31, 2017, 2016 and 2015, were as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Sotatercept(1)	$495	$—	$—
Luspatercept(1)	6,616	6,945	9,744
Dalantercept(2)	4,718	6,757	8,864
ACE-083	9,797	4,973	3,293
ACE-2494	4,382	1,045	—
Total direct research and development expenses	26,008	19,720	21,901
Other expenses(3)	63,718	48,860	36,503
Total research and development expenses	$89,726	$68,580	$58,404
___________________________________________

(1)	Expenses associated with luspatercept and, outside of pulmonary hypertension, sotatercept, are reimbursed 100% by Celgene.

(2)	Development of dalantercept is being discontinued.

(3)	Other expenses include unallocated employee and contractor-related expenses, facility expenses, lab supplies and miscellaneous expenses.
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

To estimate the fair value of our liability-classified warrants, we use either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. We base the estimates in the pricing models, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield, and the fair value of the preferred stock or common stock underlying the warrants. The Black-Scholes option pricing model was used at December 31, 2017.

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
Under collaboration agreements, we may receive payments for non-refundable upfront fees, milestone payments upon achieving significant development events, research and development reimbursements and royalties on future product sales. These payments are received in connection with the deliverables contained in the arrangements which may include (1) licenses, or options to obtain licenses, to our technology, (2) research and development activities performed for the collaboration partner, (3) participation on joint committees and (4) manufacturing clinical or preclinical material.
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
We typically receive upfront, non-refundable payments when licensing our intellectual property in conjunction with a research and development agreement. When we believe the license to our intellectual property has stand-alone value, we generally recognize revenue attributed to the license upon delivery. When we believe the license to our intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, we generally recognize revenue attributed to the license on a straight-line basis over our contractual or estimated performance period, which is typically the term of our research and development or manufacturing obligations. We continually evaluate these periods, and will adjust the period of revenue recognition if circumstances change.
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
In addition to upfront payments and research and development funding, we may also be entitled to milestone payments that are contingent upon achievement of a predefined objective. At the inception of each arrangement that includes milestone payments, we evaluate whether the milestone is substantive and at-risk. This evaluation includes an assessment of whether (1) the consideration is commensurate with either the entity's performance to achieve the milestone, or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting at least in part from the entity's performance to achieve the milestone, (2) the consideration relates solely to past performance, and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. On the milestone achievement date, assuming all other revenue recognition criteria are met and the milestone is deemed substantive and at-risk, we recognize the payment as license and milestone revenue. For milestones that are not deemed substantive and at-risk, where payment is reasonably assured, we recognize the milestone payment over the remaining service period.
Sales and commercial milestones and royalties will be recognized when and if earned, provided collectability is reasonably assured.
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing contracts, and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost:

•	CROs and investigative sites in connection with clinical studies;

•	vendors in connection with preclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies
We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period.
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

Prior to the adoption of ASU 2016-09 on January 1, 2017, we estimated forfeitures at the time of grant, and revised those estimates in subsequent periods if actual forfeitures differed from estimates. We used historical data to estimate pre-vesting option forfeitures to the extent that actual forfeitures differed from our estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that are ultimately expected to vest. For the years ended December 31, 2017, 2016 and 2015, the Company applied an estimated forfeiture rate of approximately zero, 3%, and 4% , respectively.
Stock-based compensation totaled approximately $28.2 million, $18.6 million and $12.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect the impact of our stock-based compensation expense for stock-based awards granted to employees and non-employees to grow in future periods due to the potential increases in the value of our common stock and headcount.
Warrants to Purchase Common Stock
As of December 31, 2017, we had warrants outstanding to purchase 60,594 shares of common stock, all of which contain a provision requiring an adjustment to the number of shares in the event we issue common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The anti-dilution feature requires the warrants to be classified as liabilities and measured at fair value, with changes in fair value recognized as a component of other income (expense). The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants to purchase common stock classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, when the warrants are deeply in the money, the Black-Scholes option pricing model. At each reporting period the Company evaluates the best valuation methodology. At December 31, 2017 the Black-Scholes option pricing model was used, at December 31, 2016 the Monte Carlo simulation framework was used, and at December 31, 2015 the Black-Scholes option pricing model was used. Any modifications to the warrant liabilities are recorded in earnings during the period of the modification. The significant assumptions used in estimating the fair value of our warrant liabilities include the exercise price, volatility of the stock underlying the warrant, risk-free interest rate, estimated fair value of the stock underlying the warrant, and the estimated life of the warrant. The common stock warrant liability was $2.2 million, $1.2 million and $17.2 million as of December 31, 2017, 2016 and 2015, respectively. At the end of each reporting period, we remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an increase (decrease) in fair value of $1.0 million, $(7.3) million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, which was recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The changes in value of the warrant liability were primarily due to fluctuations in the market price of our common stock.
Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2017	2016
Revenue:
Collaboration revenue:
License and milestone	$541	$15,550	$(15,009)
Cost-sharing, net	12,940	12,221	719
Total revenue (all amounts are with a related party)	13,481	27,771	(14,290)
Costs and expenses:
Research and development	89,726	68,580	21,146
General and administrative	33,738	25,297	8,441
Total costs and expenses	123,464	93,877	29,587
Loss from operations	(109,983)	(66,106)	(43,877)
Other income, net	1,561	9,116	(7,555)
Loss before income taxes	(108,422)	(56,990)	(51,432)
Income tax provision	(32)	(24)	(8)
Net loss	$(108,454)	$(57,014)	$(51,440)

Revenue.    We recognized revenue of $13.5 million in the year ended December 31, 2017, compared to $27.8 million in the year ended December 31, 2016. All of the revenue in both periods was derived from the Celgene agreements. The $14.3 million decrease was primarily due to the receipt of a $15.0 million milestone payment from Celgene for the initiation of a Phase 3 clinical trial with luspatercept in 2016, offset in part by an increase in cost-sharing revenue of $0.7 million primarily related to an increase in reimbursement for personnel compared to the prior year.
Research and Development Expenses.    Research and development expenses were $89.7 million in the year ended December 31, 2017, compared to $68.6 million in the year ended December 31, 2016. The $21.1 million increase was primarily due to an increase in personnel expenses totaling $13.5 million to support development of our wholly-owned therapeutic candidates and preclinical programs, which includes an increase in stock-based compensation expense of $6.1 million. Other increases include clinical trial and toxicology expenses of $6.5 million and miscellaneous research and drug supply of $2.0 million. These increases were partially offset by a decrease in-licensing expense related to payments that we made in connection with the achievement of a milestone in 2016 totaling $0.9 million.
General and Administrative Expenses.    General and administrative expenses were $33.7 million in the year ended December 31, 2017, compared to $25.3 million in the year ended December 31, 2016. The $8.4 million increase was primarily due to an increase in personnel expenses of $8.7 million, which includes an increase in stock-based compensation of $3.6 million. The increase in stock-based compensation was primarily due to modification of a former executive officer's equity awards announced in May 2017.
Other Income, Net.    Other income, net was $1.6 million in the year ended December 31, 2017, compared to $9.1 million in the year ended December 31, 2016. This $7.5 million decrease was primarily due to an $8.3 million decrease in the gain associated with marking the common warrant liability to market, offset by an increase in interest income of $0.7 million.
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

Revenue.    We recognized revenue of $27.8 million in the year ended December 31, 2016, compared to $18.1 million in year ended December 31, 2015. All of the revenue in both periods was derived from the Celgene agreements. This $9.7 million increase was primarily due to the receipt of a $15.0 million milestone payment from Celgene for the initiation of a Phase 3 clinical trial with luspatercept, partially offset by a decrease in cost-sharing revenue of $4.7 million primarily due to lower expenses for luspatercept clinical trials and toxicology studies compared to the prior year and increased luspatercept expenses during 2015 related to a bulk drug substance manufacturing campaign. Deferred revenue also decreased by $0.6 million as we complete our deliverables under the Celgene agreements.
Research and Development Expenses.    Research and development expenses were $68.6 million in the year ended December 31, 2016, compared to $58.4 million in the year ended December 31, 2015. This $10.2 million increase was primarily due to increases in personnel expenses totaling $8.5 million to support development of our wholly-owned therapeutic candidates and preclinical programs, which includes an increase in stock-based compensation expense of $3.3 million. Other increases include licensing expense related to the achievement of our milestone totaling $0.9 million and miscellaneous research and drug supply expenses of $3.8 million. These increases were offset in part by a decrease in clinical trial expenses totaling $3.0 million.
General and Administrative Expenses.    General and administrative expenses were $25.3 million in the year ended December 31, 2016, compared to $20.6 million in the year ended December 31, 2015. The $4.7 million increase was primarily due to an increase in personnel expenses of $4.2 million, which includes an increase in stock-based compensation expense of $3.2 million, as well as an increase in professional fees of $0.5 million,
Other Income (Expense), Net.    Other income, net was $9.1 million in the year ended December 31, 2016, compared to $3.0 million of expense in the year ended December 31, 2015. This $12.1 million increase was primarily due to a decrease in the common warrant liability of $10.8 million due to the effect of marking the common warrant liability to market each period, and an increase in interest income of $1.3 million.
Income Tax Provision.    Income tax provision is attributable to taxes on interest income from our investment portfolio.
Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of December 31, 2017, we had an accumulated deficit of $473.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of December 31, 2017, our operations have been primarily funded by $105.1 million in equity investments from venture investors prior to our IPO, $539.7 million from public investors, $123.7 million in equity investments from our partners and $273.7 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
On January 11, 2016, we completed the sale of 3,750,000 shares of our common stock, at a public offering price of $40.00 per share, resulting in net proceeds to us of $140.4 million. On September 25, 2017, we completed the sale of 5,405,406 shares of our common stock at a public offering price of $37.00 per share. In connection with the September 2017 public offering, on October 4, 2017, the underwriters fully exercised their option to purchase an additional 810,810 shares of our common stock. The total net proceeds to us from the September 2017 public offering and the underwriters' exercise of their option to purchase additional shares of our common stock was $215.8 million.
As of December 31, 2017, we had $372.9 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the years set forth below:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(76,730)	$(44,695)	$(44,211)
Investing activities	(64,366)	(108,805)	(108,971)
Financing activities	220,296	146,667	4,505
Net increase (decrease) in cash and cash equivalents	$79,200	$(6,833)	$(148,677)
Operating Activities.
Net cash used in operating activities was $76.7 million for the year ended December 31, 2017, and consisted primarily of a net loss of $108.5 million adjusted for non-cash items including: stock-based compensation expense of $28.2 million, depreciation and amortization expense of $2.8 million and an increase in fair value of warrants of $1.0 million.
Net cash used in operating activities was $44.7 million for the year ended December 31, 2016, and consisted primarily of a net loss of $57.0 million adjusted for non-cash items including a decrease in fair value of warrants of $7.3 million, stock-

based compensation expense of $18.6 million, depreciation and amortization of $1.7 million, and a net increase due to changes in operating assets and liabilities of $0.7 million. The significant items in the change in operating assets and liabilities include an increase in prepaid expenses and other assets of $1.4 million, a decrease in collaboration receivables of $0.4 million, an increase in accounts payable of $0.6 million, and a decrease in deferred revenue of $0.5 million.
Net cash used in operating activities was $44.2 million for the year ended December 31, 2015, and consisted primarily of a net loss of $63.9 million adjusted for non-cash items including an increase in fair value of warrants of $3.5 million, stock-based compensation expense of $12.1 million, depreciation and amortization of $1.2 million, and a net increase due to changes in operating assets and liabilities of $3.3 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $1.2 million for the Celgene collaboration. Other components of the change in operating assets and liabilities include a decrease deferred rent of $0.5 million and an increase in accrued expenses of $5.0 million.
Investing Activities.
Net cash used in investing activities was $64.4 million, $108.8 million and $109.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in our net cash used in investing activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in net purchases of $58.9 million in connection with managing our investment portfolio to meet our projected cash requirements. Our net cash used in investing activities during the years ended December 31, 2016 and 2015 were due to the implementation of our investment policy pursuant to which we began to invest the money raised in our September 2013, January 2014, and January 2016 public offerings in marketable securities.
Financing Activities.
Net cash provided by financing activities was $220.3 million for the year ended December 31, 2017 and was primarily due to net proceeds of $215.8 million from our September 2017 public offering and the underwriters full exercise of the over-allotment option in the offering, as well as $4.5 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan.
Net cash provided by financing activities was $146.7 million for the year ended December 31, 2016 and was primarily due to net proceeds from our January 2016 public offering of $140.3 million, as well as $6.0 million in cash proceeds from the exercise of stock options and the issuance of commons stock related to the employee stock purchase plan.

Net cash provided by financing activities was $4.5 million for the year ended December 31, 2015 and was primarily due to $4.6 million in proceeds received from the exercise of stock options and warrants to purchase common stock and the issuance of common stock related to the employee stock purchase plan.
Operating Capital Requirements
To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We will not generate revenue from product sales unless and until we or our partners obtain regulatory approval of and commercialize one of our current or future therapeutic candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek and obtain regulatory approvals for ACE-083, sotatercept in pulmonary hypertension, ACE-2494 and any future therapeutic candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of therapeutic candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We anticipate that we will need additional funding in connection with our continuing operations.
We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements into 2021. However, we will require additional capital for the further development of our existing therapeutic candidates and may also need to raise additional funds sooner to pursue other development activities related to additional therapeutic candidates.
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
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the achievement of milestones under our agreements with Celgene;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;

•	the number and characteristics of therapeutic candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our therapeutic candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the costs involved in defending and prosecuting litigation regarding in-licensed intellectual property.
Contractual Obligations and Commitments
The following is a summary of our long-term contractual cash obligations as of December 31, 2017.

(in thousands)	Total	2018	2019 through 2020	2021 through 2022	After 2022
Operating lease obligations(1)	$35,536	$5,551	$12,826	$12,398	$4,761
Less: sublease income(2)	(704)	(704)	—	—	—
Total	$34,832	$4,847	$12,826	$12,398	$4,761
_____________________________________

(1)
We lease office and lab space at 128 Sidney Street, 149 Sidney Street, and 99 Erie Street in Cambridge, Massachusetts under noncancelable operating leases that expire in September 2023. We also lease office space at 125 Sidney Street under a noncancelable operating lease that expires in March 2021. Our leasehold improvements are being amortized over 2-10 years which represent the shorter of their useful life or remaining lease term. In accordance with the leases, the Company entered into cash-collateralized, irrevocable standby letters of credit totaling $1.1 million, naming the respective landlords as beneficiaries.

(2)
In July 2017, we entered into a sublease for 11,825 square feet of office and lab space at 99 Erie Street in Cambridge Massachusetts that expires in July 2018. On January 8, 2018, the sublessee exercised its right to extend the sublease by an additional five months through December 31, 2018.

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

Net Operating Loss (NOL) Carryforwards
We have deferred tax assets of approximately $145.7 million as of December 31, 2017, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards, research and development tax credit carryforwards, and deferred revenue, accruals and other temporary differences. As of December 31, 2017, we had federal NOL carryforwards of approximately $438.0 million and state NOL carryforwards of $393.6 million available to reduce future taxable income, if any. These federal and state NOL carryforwards expire at various times through 2037. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection with our public offerings or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be limited or lost. For additional information about our taxes, see Note 13 to the financial statements in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2017 and December 31, 2016, we had cash, cash equivalents and investments of $372.9 million and $234.4 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
Item 8.    Financial Statements and Supplementary Data
All financial statements and supplementary data required to be filed hereunder are filed as listed under Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by this reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective.
Management's Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of Acceleron Pharma Inc.

Opinion on Internal Control over Financial Reporting

We have audited Acceleron Pharma Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acceleron Pharma Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acceleron Pharma Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2018
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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
Item 16.    Form 10-K Summary
None.

Acceleron Pharma Inc.

Report of Independent Registered Public Accounting Firm
To The Stockholders and the Board of Directors of Acceleron Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acceleron Pharma Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2005.
Boston, Massachusetts
February 27, 2018

Acceleron Pharma Inc.
Consolidated Balance Sheets
(amounts in thousands except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$100,150	$20,950
Short-term investments	177,077	118,740
Collaboration receivables (all amounts are with a related party)	3,570	3,234
Prepaid expenses and other current assets	4,446	3,862
Total current assets	285,243	146,786
Property and equipment, net	6,966	5,201
Long-term investments	95,723	94,692
Restricted cash	1,132	946
Other assets	113	22
Total assets	$389,177	$247,647
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,086	$1,590
Accrued expenses	14,936	13,249
Deferred revenue	541	541
Deferred rent	182	769
Total current liabilities	16,745	16,149
Deferred revenue, net of current portion	3,161	3,704
Deferred rent, net of current portion	1,818	953
Warrants to purchase common stock	2,236	1,244
Total liabilities	23,960	22,050
Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 45,261,175 and 38,251,826, shares issued and outstanding at December 31, 2017 and 2016, respectively	46	39
Additional paid-in capital	839,090	590,474
Accumulated deficit	(473,024)	(364,491)
Accumulated other comprehensive loss	(895)	(425)
Total stockholders' equity	365,217	225,597
Total liabilities and stockholders' equity	$389,177	$247,647
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration revenue:
License and milestone	$541	$15,550	$1,184
Cost-sharing, net	12,940	12,221	16,913
Total revenue (all amounts are with a related party)	13,481	27,771	18,097
Costs and expenses:
Research and development	89,726	68,580	58,404
General and administrative	33,738	25,297	20,572
Total costs and expenses	123,464	93,877	78,976
Loss from operations	(109,983)	(66,106)	(60,879)
Other (expense) income, net	(992)	7,262	(3,527)
Interest income	2,553	1,854	512
Total other income (expense), net	1,561	9,116	(3,015)
Loss before income taxes	(108,422)	(56,990)	(63,894)
Income tax provision	(32)	(24)	—
Net loss	$(108,454)	$(57,014)	$(63,894)
Other comprehensive loss:
Net unrealized holding losses on short-term and long-term investments during the period	(470)	(205)	(220)
Comprehensive loss	$(108,924)	$(57,219)	$(64,114)

Net loss per share- basic and diluted	$(2.68)	$(1.52)	$(1.92)

Weighted-average number of common shares used in computing net loss per share- basic and diluted	40,420	37,430	33,303

See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands except share and per share data)

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2014	32,432,025	$33	$399,835	$(243,583)	$—	$156,285
Stock-based compensation	—	—	12,075	—	—	12,075
Exercise of stock options	837,361	1	3,962	—	—	3,963
Issuance of common stock related to ESPP	23,787	—	589	—	—	589
Net exercise of warrants to purchase common stock	20,182	—	465	—	—	465
Unrealized loss on available-for-sale securities	—	—	—	—	(220)	(220)
Net loss	—	—	—	(63,894)	—	(63,894)
Balance at December 31, 2015	33,313,355	34	416,926	(307,477)	(220)	109,263
Stock-based compensation	—	—	18,557	—	—	18,557
Issuance of common stock, net of expense $665	3,750,000	4	140,340	—	—	140,344
Exercise of stock options	885,075	1	5,311	—	—	5,312
Issuance of common stock related to ESPP	30,671	—	658	—	—	658
Net exercise of warrants to purchase common stock	272,725	—	8,682	—	—	8,682
Unrealized loss on available-for-sale securities	—	—	—	—	(205)	(205)
Net loss	—	—	—	(57,014)	—	(57,014)
Balance at December 31, 2016	38,251,826	39	590,474	(364,491)	(425)	225,597
Stock-based compensation	—	—	28,248	—	—	28,248
Issuance of common stock, net of expenses of $397	6,216,216	6	215,796	—	—	215,802
Exercise of stock options	474,056	1	3,892	—	—	3,893
Vesting of restricted stock units	282,158	—	(226)	—	—	(226)
Issuance of common stock related to ESPP	33,698	—	827	—	—	827
Net exercise of warrants to purchase common stock	3,221	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(470)	(470)
Effect of adoption of ASU 2016-09	—	—	79	(79)	—	—
Net loss	—	—	—	(108,454)	—	(108,454)
Balance at December 31, 2017	45,261,175	$46	$839,090	$(473,024)	$(895)	$365,217
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net loss	$(108,454)	$(57,014)	$(63,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,825	1,676	1,176
Stock-based compensation	28,248	18,557	12,075
Change in fair value of warrants	992	(7,262)	3,528
Other non-cash items	176	(8)	(372)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(675)	(1,411)	7
Collaboration receivables (all amounts are with a related party)	(336)	394	(261)
Accounts payable	(504)	644	151
Accrued expenses	1,493	524	4,976
Deferred revenue	(543)	(549)	(1,184)
Deferred rent	234	(96)	(519)
Restricted cash	(186)	(150)	106
Net cash used in operating activities	(76,730)	(44,695)	(44,211)
Investing Activities
Purchase of investments	(179,935)	(218,314)	(134,697)
Proceeds from sales and maturities of investments	119,965	112,889	26,685
Purchases of property and equipment	(4,396)	(3,380)	(959)
Net cash used in investing activities	(64,366)	(108,805)	(108,971)
Financing Activities
Proceeds from issuance of common stock from public offering, net of issuance costs	215,802	140,697	(47)
Payments for withholding taxes on restricted stock units	(226)	—	—
Proceeds from issuances of common stock related to employee stock purchase plan	827	658	589
Proceeds from exercise of stock options and warrants to purchase common stock	3,893	5,312	3,963
Net cash provided by financing activities	220,296	146,667	4,505
Net increase (decrease) in cash and cash equivalents	79,200	(6,833)	(148,677)
Cash and cash equivalents at beginning of year	20,950	27,783	176,460
Cash and cash equivalents at end of year	$100,150	$20,950	$27,783
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of warrant liability to additional paid-in capital	$—	$8,682	$465
Capitalized follow-on public offering costs included in accrued expenses	$—	$—	$306
Purchase of property and equipment included in accounts payable and accrued expenses	$194	$397	$270
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

1. Nature of Business
Acceleron Pharma Inc. (Acceleron or the Company) is a Cambridge, Massachusetts-based clinical stage biopharmaceutical company dedicated to the discovery, development and commercialization of therapeutics to treat serious and rare diseases. The Company's leadership in the understanding of TGF-beta biology and protein engineering generates innovative compounds that engage the body's ability to regulate cellular growth and repair.
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
Collaboration Receivable
Credit is extended to customers based upon an evaluation of the customer's financial condition. Collaboration receivables are recorded at net realizable value. The Company does not charge interest on past due balances. Collaboration receivables are

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

determined to be past due when the payment due date is exceeded. The Company utilizes a specific identification accounts receivable reserve methodology based on a review of outstanding balances and previous activities to determine the allowance for doubtful accounts. The Company charges off uncollectible receivables at the time the Company determines the receivable is no longer collectible. The Company did not have an allowance for doubtful accounts at December 31, 2017 or 2016.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company's operations and manage its business as one operating segment, which is the discovery, development and commercialization of highly innovative therapeutics to treat serious and rare diseases. All material long-lived assets of the Company reside in the United States. The Company does use contract research organizations (CROs) and research institutions located outside the United States. Some of these expenses are subject to collaboration reimbursement which is presented as a component of cost-sharing, net in the consolidated statements of operations and comprehensive loss.
Cash, Cash Equivalents and Short-term and Long-term Investments
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at December 31, 2017 and 2016 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the years ended December 31, 2017, 2016 and 2015.
Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities.
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the accompanying consolidated statements of operations and comprehensive loss.
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
The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2017 and December 31, 2016 was $193.6 million and $172.2 million, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of December 31, 2017 and December 31, 2016 was $67.0 million and $5.5 million, respectively. The aggregate unrealized loss for those securities in an unrealized loss position for more than twelve months was $0.3 million and $2,000, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2017 and December 31, 2016.
Concentrations of Credit Risk and Off-Balance Sheet Risk

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

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
Disclosure of Fair Value of Financial Instruments
The Company's financial instruments include cash, cash equivalents, short-term and long-term investments, collaboration receivables, common stock warrants, accounts payable, and accrued expenses. See discussion below on the determination of the fair value of the Company's common stock warrants and short-term and long-term investments. The carrying value of the remainder of the Company's financial instruments approximated their fair values at December 31, 2017 and 2016 due to the short-term nature of these instruments. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.
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
The following tables set forth the Company's financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of December 31, 2017 and 2016 (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$90,702	$—	$—	$90,702
Corporate obligations	—	158,849	—	158,849
U.S. Treasury securities	—	37,813	—	37,813
Certificates of deposit	—	12,244	—	12,244
Mortgage and other asset backed securities	—	67,888	—	67,888
Restricted cash	1,132	—	—	1,132
Total assets	$91,834	$276,794	$—	$368,628
Liabilities:
Warrants to purchase common stock	$—	$—	$2,236	$2,236
Total liabilities	$—	$—	$2,236	$2,236

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$19,818	$—	$—	$19,818
Corporate obligations	—	88,492	—	88,492
U.S. Treasury securities	—	33,968	—	33,968
Certificates of deposit	—	23,373	—	23,373
Mortgage and other asset backed securities	—	67,599	—	67,599
Restricted cash	946	—	—	946
Total assets	$20,764	$213,432	$—	$234,196
Liabilities:
Warrants to purchase common stock	$—	$—	$1,244	$1,244
Total liabilities	$—	$—	$1,244	$1,244

The money market funds noted above are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2017 and 2016.
The following table sets forth a summary of changes in the fair value of the Company's common stock warrant liabilities, which represent a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
	2017	2016
Beginning balance	$1,244	$17,187
Change in fair value	992	(7,262)
Exercises	—	(8,681)
Ending balance	$2,236	$1,244
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. The Black-Scholes method of valuation involves using inputs such as the fair value of the Company's stock, stock price volatility, the contractual term of the warrants, risk-free interest rates, and dividend yields. At each reporting period the Company evaluates the best valuation methodology. At December 31, 2017, the Black-Scholes option pricing model was used, at December 31, 2016 the Monte Carlo simulation framework was used, and at December 31, 2015, the Black-Scholes option pricing model was used. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.
See Note 7 for further discussions of the accounting for the warrants, as well as for a summary of the significant inputs and assumptions used to determine the fair value of the warrants.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2017 or 2016.
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
The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2017, 2016 and 2015.
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
Years Ended December 31, 2017, 2016 and 2015

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
Multiple Element Revenue Arrangements
The Company enters into collaboration agreements from time to time, which are more fully described in Note 10. The arrangements generally contain multiple elements or deliverables, which may include (1) licenses, or options to obtain licenses, to the Company's technology, (2) research and development activities performed for the collaboration partner, (3) participation on Joint Development Committees, and (4) the manufacturing of clinical or preclinical material. Payments pursuant to these arrangements typically include non-refundable, upfront payments, milestone payments upon achieving significant development events, research and development reimbursements, sales milestones, and royalties on future product sales.
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
The Company typically receives upfront, non-refundable payments when licensing its intellectual property in conjunction with a collaboration agreement. When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, the Company generally recognizes revenue attributed to the license on a straight-line basis over the contractual or estimated performance period, which is typically the term of the Company's research and development or manufacturing obligations. The Company continually evaluates these periods, and will adjust the period of revenue recognition if circumstances change. When management believes the license to its intellectual property has stand-alone value, the Company generally recognizes revenue attributed to the license upon delivery.
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
Years Ended December 31, 2017, 2016 and 2015

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
Research and Development Expenses
Research and development costs are charged to expense as costs are incurred in performing research and development activities. Research and development costs include all direct costs, including salaries, stock compensation and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates. The Company records upfront, non-refundable payments made to outside vendors, or other payments made in advance of services performed or goods being delivered, as prepaid expenses, which are expensed as services are performed or the goods are delivered.
Certain research and development projects are, or have been, partially funded by collaboration agreements, and the expenses related to these activities are included in research and development costs. The Company records the related reimbursement of research and development costs under these agreements as revenue, as more fully described above and in Note 10.
Stock-Based Compensation
At December 31, 2017, the Company had two stock-based compensation plans, which are more fully described in Note 11. The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718), which requires the recognition of expense related to the fair value of stock-based compensation awards in the consolidated statements of operations and comprehensive loss.
For stock-based awards issued to employees and members of the Company's board of directors (the Board) for their services on the Board and for participation in the employee stock purchase plan, the Company estimates the grant date fair value of each option award using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method when it is probable that the performance condition will be achieved. If achievement of the performance condition is not probable, but the award will vest based on the service condition, expense is recognized over the requisite service period.
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
Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting. In connection with the adoption of this standard, the Company records actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate.
See Note 11 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company's stock-based compensation plans for the year ended December 31, 2017.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017 or 2016, the Company does not have any significant uncertain tax positions.
Net Loss Per Share
The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2017, 2016 and 2015, the Company has excluded the effects of all potentially dilutive shares, which include outstanding common stock options, warrants for common stock, common stock issuable under the employee stock purchase plan, and restricted stock units, from the weighted-average number of common shares outstanding as their inclusion in the computation for these years would be anti-dilutive due to net losses incurred.
The following is a summary of the common stock equivalents which were excluded from the calculation of diluted net loss per share for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Outstanding stock options	3,452	3,316	3,191
Common stock warrants	61	64	398
Shares issuable under employee stock purchase plan	18	23	15
Restricted stock units	604	732	521
Total excluded common stock equivalents	4,135	4,135	4,125
Comprehensive Loss

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of unrealized holdings losses on investments as of December 31, 2017 and 2016.
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
Recently Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2018. Topic 606 allows for either a full retrospective application, which the standard is applied to all periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. As of December 31, 2017, revenue is generated exclusively from the Company's collaboration agreement with Celgene. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations as it relates to this single arrangement, and expects to elect the modified retrospective application as its transition method.
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
Years Ended December 31, 2017, 2016 and 2015

adoption is permitted. The amendment should be applied on a modified retrospective basis, with the cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that adopting ASU 2017-08 will have on its consolidated financial statements and related disclosures.
3. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2017	2016
Computer equipment and software	$1,501	$1,260
Office equipment	522	519
Laboratory equipment	17,268	13,204
Leasehold improvements	11,501	11,126
Construction in progress	584	849
Total property and equipment	31,376	26,958
Accumulated depreciation and amortization	(24,410)	(21,757)
Property and equipment, net	$6,966	$5,201
Depreciation and amortization expense was $2.8 million, $1.7 million and $1.2 million for the years ending December 31, 2017, 2016 and 2015 respectively.
4. Restricted Cash
As of December 31, 2017, and 2016, the Company maintained letters of credit totaling $1.1 million and $0.9 million respectively, held in the form of certificates of deposit as collateral for the Company's facility lease obligations and its credit cards.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

5. Cash, Cash Equivalents and Short-term and Long-term Investments
The following is a summary of cash, cash equivalents and available-for-sale securities as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$100,150	$—	$—	$100,150
Available-for-sale securities:
Corporate obligations due in one year or less	99,792	—	(219)	99,573
Corporate obligations due in more than one year	57,537	—	(261)	57,276
U.S. Treasury securities due in one year or less	27,987	—	(93)	27,894
U.S. Treasury securities due in more than one year	9,968	—	(48)	9,920
Certificates of deposit due in one year or less	10,529	—	—	10,529
Certificates of deposit due in more than one year	1,715	—	—	1,715
Mortgage and other asset backed securities due in one year or less	39,236	—	(155)	39,081
Mortgage and other asset backed securities due in more than one year	26,931	—	(119)	26,812
Total available-for-sale securities	$273,695	$—	$(895)	$272,800
Total cash, cash equivalents and available-for-sale securities	$373,845	$—	$(895)	$372,950

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$20,950	$—	$—	$20,950
Available-for-sale securities:
Corporate obligations due in one year or less	45,839	1	(58)	45,782
Corporate obligations due in more than one year	42,895	—	(185)	42,710
U.S. Treasury securities due in one year or less	22,490	—	(10)	22,480
U.S. Treasury securities due in more than one year	11,541	—	(53)	11,488
Certificates of deposit due in one year or less	13,562	—	—	13,562
Certificates of deposit due in more than one year	9,811	—	—	9,811
Mortgage and other asset backed securities due in one year or less	36,948	—	(32)	36,916
Mortgage and other asset backed securities due in more than one year	30,771	—	(88)	30,683
Total available-for-sale securities	$213,857	$1	$(426)	$213,432
Total cash, cash equivalents and available-for-sale securities	$234,807	$1	$(426)	$234,382

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Research and development related	$4,014	$5,238
Employee compensation	6,809	4,840
Professional services	1,183	739
Other	2,930	2,432
Total accrued expenses	$14,936	$13,249
7. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	December 31, 2017	December 31, 2016	Price Per Share	Expiration	December 31, 2017	December 31, 2016
Warrants to purchase common stock	61	61	$5.88	June 10, 2020 - July 9, 2020	Liability	Liability
Warrants to purchase common stock	—	4	4.00 - 7.40	March 28, 2017 - December 31, 2017	Equity(1) (2) (3)	Equity(1) (2) (3)
All warrants	61	65	$5.88
______________________________________________________________________

(1)	In March 2017, the warrant holders exercised warrants to purchase 1,187 shares of Common Stock on a net basis, resulting in the issuance of 1,014 shares of Common Stock.

(2)	In December 2017, the warrant holders exercised warrants to purchase 2,702 shares of Common Stock on a net basis, resulting in the issuance of 2,207 shares of Common Stock.

(3)	Warrants to purchase common stock were issued in connection with various debt financing transactions that were consummated prior to our initial public offering.
In connection with the Series E redeemable convertible preferred stock (Series E Preferred Stock) financing transactions that took place in June 2010 and July 2010, the Company issued warrants to purchase up to 871,580 shares of common stock. Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company's common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance. The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the consolidated statements of operations and comprehensive loss for each reporting period thereafter. The fair value of the common stock warrants was recorded as a discount to the preferred stock issued, and the preferred stock was accreted to the redemption value. At the end of each reporting period, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an increase (decrease) in fair value of $1.0 million, $(7.3) million and $3.5 million, respectively, which was recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2017, 2016 and 2015. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. All outstanding warrants were fully vested and exercisable as of December 31, 2017.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

8. Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases that expire at various dates through September 2023. All of the Company's leases contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In addition, the Company received certain lease incentives, and recorded these incentives as deferred rent, which is amortized as a reduction of rent expense over the life of the lease. Rent expense of approximately $4.8 million, $3.8 million and $3.4 million were incurred during the years ended December 31, 2017, 2016 and 2015, respectively.
Future annual minimum lease payments as of December 31, 2017, are as follows (in thousands):

2018	$5,551
2019	6,320
2020	6,506
2021	6,191
2022	6,207
2023	4,761
Total	$35,536
In July 2017, the Company entered into a sublease agreement for one if its facility leases. The tenant will pay rent on the lease from August, 1 2017 until July 31, 2018. On January 8, 2018, the sublessee exercised its right to extend the sublease by an additional five months through December 31, 2018. Sublease income of approximately $0.3 million, zero, and zero was recorded during the years ended December 31, 2017, 2016 and 2015, respectively. In connection with this sublease the Company recognized a loss of $0.1 million during the year ended December 31, 2017, which represents the difference between the Company's lease obligation to the landlord and the sublessee's lease obligation to the Company and other expenses associated with the sublease.
Future annual minimum sublease proceeds expected as of December 31, 2017 are as follows (in thousands):

2018	$704
Total	$704
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. Except as discussed below, the Company was not subject to any material legal proceedings during the years ended December 31, 2017, 2016 and 2015, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2017 and 2016, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 10 for discussion of these arrangements.
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
Years Ended December 31, 2017, 2016 and 2015

9. Stockholders' Equity
On January 11, 2016, the Company completed the sale of 3,750,000 shares of common stock at a public offering price of $40.00 per share, resulting in net proceeds to the Company of approximately $140.3 million.
On September 25, 2017, the Company completed the sale of 5,405,406 shares of common stock at a public offering price of $37.00 per share. On October 4, 2017, in connection with the September 2017 public offering, the underwriters fully exercised their option to purchase an additional 810,810 shares of common stock. The total net proceeds to the Company from the September 2017 public offering and the underwriters' exercise of their option to purchase additional shares of common stock was $215.8 million.
Preferred Stock
The Company’s certificate of incorporation authorizes the Board to issue up to 25,000,000 shares of preferred stock from time to time in one or more series.  The rights, preferences, restrictions, qualifications and limitations of such stock are determined by the Board. As of December 31, 2017 no shares are issued or outstanding.
Common Stock
The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.
The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board. No dividends have been declared or paid by the Company through December 31, 2017.
Common Stock Reserved for Future Issuance
At December 31, 2017, the Company has reserved for future issuance the following number of shares of common stock (in thousands):

December 31, 2017
Outstanding stock options to purchase common stock	3,452
Outstanding restricted stock units	604
Shares available for future issuance under equity incentive plan	2,763
Warrants to purchase common stock	61
Shares available for future issuance under the employee stock purchase plan	187
Additional shares reserved for unissued, but designated, Preferred Stock	25,000
Total shares of authorized common stock reserved for future issuance	32,067
10. Significant Agreements
Celgene
Overview
On February 20, 2008 the Company entered into an agreement with Celgene relating to sotatercept (the Original Sotatercept Agreement), which was amended on August 2, 2011 (as amended, the Amended Sotatercept Agreement). The Company further amended and restated the Original Sotatercept Agreement in its entirety on September 18, 2017, (the Restated Sotatercept Agreement). On August 2, 2011 the Company entered into a second agreement with Celgene for luspatercept, (the Luspatercept Agreement).
Restated Sotatercept Agreement
The Restated Sotatercept Agreement provides Celgene with an exclusive license to sotatercept outside of the field of pulmonary hypertension, referred to as the PH field, and provides the Company with the worldwide rights to develop and commercialize sotatercept in the PH field.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

In connection with the Restated Sotatercept Agreement, Celgene agreed not to develop or commercialize in PH field any compound developed under the Restated Sotatercept Agreement or the Luspatercept Agreement, and the Company agreed not to develop or commercialize any compound developed under the Restated Sotatercept Agreement or the Luspatercept Agreement in any field outside the PH field. The Company has the right to license, transfer or sell its rights to develop and commercialize sotatercept in the PH field, subject to Celgene’s right of first negotiation.
The Company is responsible for 100% of the costs related to its development and commercialization of sotatercept in the PH field. If sotatercept is commercialized to treat pulmonary hypertension and the Company recognizes such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in the PH field, and in this scenario, the Company will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which the Company recognizes such revenue. With respect to the development and commercialization of sotatercept outside of the PH field or the development and commercialization of any other compound under the Restated Sotatercept Agreement, the terms of the Amended Sotatercept Agreement, described below, remained unchanged.
Pursuant to the Restated Sotatercept Agreement, Celgene will provide the Company with certain quantities of Celgene’s existing clinical supply of sotatercept for development in the PH field at no cost. For clinical or commercial supply of sotatercept in excess of that which is agreed to under the Restated Sotatercept Agreement, Celgene can elect to provide the Company with such clinical and commercial supply of sotatercept at a negotiated price or provide a tech transfer to enable the Company to manufacture on its own behalf. The conduct of the collaboration is managed by a Joint Development Committee and Joint Commercialization Committee. In the event of a deadlock of a committee, the Company shall determine the resolution of issues specifically related to the PH field, (other than pricing which shall be determined by consensus), and Celgene shall determine the resolution of all other issues. The Joint Commercialization Committee will oversee commercialization of sotatercept, and sotatercept pricing will be determined by mutual agreement of the Company and Celgene in the Joint Commercialization Committee.
The Restated Sotatercept Agreement will expire on a country-by-country basis on the occurrence of the latest to occur of the following: (1) the expiration of the royalty term with respect to all license products outside the PH field in such country, (2) the expiration of the royalty term with respect to all sotatercept licensed products in the PH field in such country, and (3) the exercise or forfeiture by Celgene of its option with regard to each option compound. In the PH field, the royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage or a specified period of years. Outside the PH field, the royalty term for each licensed product in each country outside North America is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage or a specified period of years, and the royalty term for each licensed product in North America is the period commencing with the first commercial sale in North America and ending, on a licensed product and country-by-country basis on the date which commercialization of such licensed product has ceased. The term for each option compound runs for a specified period of years unless Celgene exercises its option, in which case the compound becomes a licensed product, or forfeits its option by failing to make certain payments following the achievement of certain milestones in early clinical development of the option compound.
The Restated Sotatercept Agreement is terminable by either party upon a breach that is uncured and continuing or by Celgene for convenience on a country-by-country or product-by-product basis, or in its entirety. Celgene may also terminate the Restated Sotatercept Agreement, in its entirety or on a product-by-product basis, for failure of a product to meet a development or clinical trial endpoint. Termination for cause by the Company or termination by Celgene for convenience or failure to meet an endpoint will have the effect of terminating the applicable license to Celgene and the rights granted to the Company with respect to the development of sotatercept in the PH field shall become irrevocable. Termination for cause by either party shall result in reducing the remaining royalties due to the breaching party by a certain percentage. Upon termination by Celgene for convenience or for failure to meet an endpoint, the Company and Celgene will enter into a termination agreement pursuant to which, among other things, Celgene will continue to be eligible to receive a royalty in the low 20% range on global net sales of sotatercept in the PH field.
The Company was not required to make any upfront payments to Celgene upon execution of the Restated Sotatercept Agreement, and is not be required to make any milestone payments to Celgene in connection with its development and commercialization of sotatercept in the PH field.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

As a result of the changes to the economic terms under the Restated Sotatercept Agreement, the Company concluded the modification did not represent a material modification under ASU 2009-13. Further, the Company concluded there are no new deliverables which rise from the agreement. There have been no material changes to the accounting under the Amended Sotatercept Agreement pursuant to the Restated Sotatercept Agreement or the Luspatercept Agreement.
Original and Amended Sotatercept Agreement
Under the Original Sotatercept Agreement, as preserved by the Amended Sotatercept Agreement, the Company granted Celgene an exclusive license to sotatercept in all indications and an option to license discovery stage compounds against three specified targets. Celgene paid $45.0 million of nonrefundable, upfront license and option payments to the Company and bought $5.0 million of equity upon closing in February 2008. Per the Original Sotatercept Agreement, concurrent with the Company's 2013 IPO, Celgene purchased an additional $10.0 million of the Company's common stock.
The Company retained responsibility for research and development of sotatercept through the end of Phase 2a clinical trials, as well as manufacturing the clinical supplies for these trials. These activities were substantially completed in 2011. Celgene will be responsible for any sotatercept Phase 3 clinical trials, as well as any additional Phase 2 clinical trials and is responsible for manufacturing or overseeing the manufacture of Phase 3 and commercial supplies. Commensurate with the execution of the Luspatercept Agreement described below, in August 2011 the Company and Celgene agreed to modify the terms of the collaboration. Outside of the PH field, the significant financial terms of the Amended Sotatercept Agreement, which were preserved in the Restated Sotatercept Agreement, are:

•	Since January 1, 2013, Celgene has been responsible for paying 100% of worldwide development costs for the sotatercept program;

•	Celgene will be responsible for all commercialization costs worldwide;

•
The Company will be eligible to receive tiered royalty payments in the low-to-mid 20% percent range on net sales of sotatercept subject to certain reductions, including for entry of a generic product onto the market; and

•	The Company is obligated to co-promote sotatercept and future products in all fields, in each case if approved, in North America, and Celgene will pay all costs related thereto;
The Amended Sotatercept Agreement, as preserved in the Restated Sotatercept Agreement, contains a two-category contingent development milestone structure outside of the PH field (oncology and non-oncology) for sotatercept, including future clinical milestones of up to $27.0 million, regulatory milestones of up to $190.0 million and commercial milestones of up to $150.0 million. Additionally, the Company is eligible to receive option fees of up to $30.0 million for each of the three discovery-stage targets, and for all three discovery-stage targets in the aggregate, clinical milestones of up to $25.5 million, regulatory milestones of up to $142.5 million and commercial milestones of up to $150.0 million. None of the three discovery stage programs has advanced to the stage to achieve payment of a milestone, nor does the Company expect any such milestone payments in the near future.
As of December 31, 2017, the Company has received $44.2 million in research and development funding and milestone payments for the sotatercept program. The next likely clinical milestone payment would be $10.0 million and result from Celgene's start of a Phase 3 study with sotatercept outside of the PH field.
Luspatercept Agreement
Under the terms of the Luspatercept Agreement, the Company and Celgene collaborate worldwide for the joint development and commercialization of luspatercept. The Company also granted Celgene an option for future products for which Acceleron files an Investigational New Drug application for the treatment of anemia. Celgene paid $25.0 million on the closing of the Luspatercept Agreement in August 2011.
The Company retained responsibility for research and development through the end of Phase 1 and the Company's initial luspatercept beta-thalassemia and luspatercept MDS Phase 2 clinical trials, as well as manufacturing the clinical supplies for these studies. Celgene will conduct subsequent Phase 2 and Phase 3 clinical studies and will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third party contract manufacturing organizations. The significant financial terms of the Luspatercept Agreement are:

•	Since January 1, 2013, Celgene has been responsible for paying 100% of worldwide development costs for the luspatercept program

•	Celgene will be responsible for all commercialization costs worldwide;

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

•
The Company will be eligible to receive tiered royalty payments in the low-to-mid 20% percent range on net sales of luspatercept subject to certain reductions, including for entry of a generic product onto the market; and

•	The Company is obligated to co-promote luspatercept and future products in all fields, in each case if approved, in North America, and Celgene will pay all costs related thereto;
The Company is eligible to receive clinical milestones of up to $32.5 million, regulatory milestones of up to $105.0 million and commercial milestones of up to $80.0 million for luspatercept. The Company will receive additional, lower development, regulatory, and commercial milestones for any additional products for the treatment of anemia on which Celgene exercises an option.
The Luspatercept Agreement will expire on a country-by-country basis on the occurrence of both of the following: (1) the expiration of the royalty term with respect to all license products in such country, and (2) the end of the option term. The royalty term for each licensed product in each country outside North America is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage or a specified period of years. The royalty term for each licensed product in North America is the period commencing with the first commercial sale in North America and ending, on a licensed product and country-by-country basis on the date which commercialization of such licensed product has ceased. The option term runs until the later of (1) the date on which no development or commercialization activities are ongoing or are expected to commence for any licensed products under the Luspatercept Agreement; (2) the date on which no development or commercialization activities are ongoing or are expected to commence for any licensed products under the Restated Sotatercept Agreement and all option rights under the Restated Sotatercept Agreement have been forfeited with respect to each option compound where Celgene has made a payment with respect to such compound; and (3) the royalty term for all licensed products under the Luspatercept Agreement and the Restated Sotatercept Agreement has ended; provided that if at the time the option term would otherwise end any option compounds under the Luspatercept Agreement are in clinical development the option term shall continue until Celgene's rights to such compound are either exercised or forfeited.
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
Through December 31, 2017, the Company has received $99.4 million in research and development funding and milestone payments for luspatercept. The next likely clinical milestone payment would be $25.0 million and result from the U.S. Food and Drug Administration or European Medical Association acceptance of a Biologics Licensing Application or equivalent for luspatercept in either myelodysplastic syndromes or beta-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia so there is no assurance that the Company will generate future value from additional products.
Accounting Analysis
Prior to 2011, the Company accounted for the Original Sotatercept Agreement, as a multiple element arrangement under ASC 605-25 (prior to the amendments of ASU 2009-13). The Company identified the following deliverables under the arrangement; (1) the license to the ActRIIA compound, (2) the right to license option program compounds, (3) participation in the joint development committee, (4) participation in the joint commercialization committee and (5) research and development activities. Under the provisions of ASC 605-25, applicable to the arrangement, since the Company could not establish VSOE for the undelivered elements, the Company was required to recognize the initial consideration, consisting of the $45.0 million of nonrefundable upfront license and option payments, over the period the undelivered elements were to be delivered, which was initially estimated to be 15 years. As of the date of the modification of the agreement, there was approximately $34.7 million of deferred revenue under the arrangement.
As a result of the Amended Sotatercept Agreement in August 2011, the Company concluded the modifications to the cost-sharing obligations, milestone payments structure and royalty payment structure represented a significant modification under ASU 2009-13, which required the Company to apply the updated provisions of ASU 2009-13 subsequent to the modification.
Because the Luspatercept Agreement and the Amended Sotatercept Agreement were negotiated in contemplation of each other, and the Company had not yet completed all of its obligations pursuant to the Original Sotatercept Agreement, the

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

agreements were considered one arrangement for accounting purposes. The deliverables under the combined arrangement include: (1) licenses to develop and commercialize sotatercept and luspatercept, (2) performance of research and development services, (3) participation on the joint development committees, and (4) the performance of manufacturing services to provide clinical material to Celgene. The Company has determined the option to future products related to the treatment of anemia represents a substantive option. The Company is under no obligation to discover, develop or deliver any new compounds that modulate anemia and Celgene is not contractually obligated to exercise the option. As a result, the Company is at risk as to whether Celgene will exercise the option.
All of these deliverables identified in the arrangement were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in making this determination included, among other things, the subject of the licenses, the nature of the research and development services, and the capabilities of Celgene.
The total arrangement consideration of $77.7 million under the Luspatercept Agreement and Amended Sotatercept Agreement consisted of (1) the $25.0 million upfront payment for the license of luspatercept, (2) the remaining deferred revenue from the Original Sotatercept Agreement of $34.7 million, and (3) estimated payments for development activities and manufacturing services of $18.0 million. The Company used its BESP for each of the undelivered elements as the Company did not have VSOE or TPE of selling price for each deliverable. The Company's BESP considered its development plan for the compounds, expected manufacturing services, and reimbursement from Celgene (reimbursement of more than half of development expenses through December 31, 2012 and 100% thereafter). The Company determined its BESP for each of the undelivered elements under the arrangements as of the arrangement execution date as follows:

•	$18.8 million for research and development services

•	$2.9 million for the sotatercept joint development committee

•	$3.7 million for the ACE 536 joint development committee

•	$2.8 million for the manufacturing services
After determining the BESP of the undelivered elements, the remaining consideration of $49.5 million was recognized upon execution of the Luspatercept Agreement and Amended Sotatercept Agreement. The difference between the estimated payments of $18.0 million and the estimated selling prices which totaled $28.2 million, using BESP, for undelivered elements was $10.2 million. This amount was deferred at inception and will be recognized as the undelivered elements are delivered, using the proportional performance method, or ratably in the case of performance on the Joint Development Committee.
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
During 2011, the Company achieved a $7.5 million clinical milestone under its Luspatercept Agreement, related to the dosing of the first patient in a multiple-dose clinical trial. The Company evaluated the milestone and determined that it was not substantive, as there was no significant uncertainty to achieving the milestone upon execution of the Luspatercept Agreement. As such, the Company allocated the $7.5 million payment based on the allocation of arrangement consideration determined at the execution date of the Luspatercept Agreement and Amended Sotatercept Agreement. Based on this allocation, the Company recognized $4.8 million of the payment upon achievement, with the remaining $2.7 million recognized as revenue as the undelivered elements are delivered, consistent with the treatment of the upfront payment. During February 2016, the Company achieved a $15.0 million clinical milestone under its Luspatercept Agreement, related to the initiation of a Phase 3 clinical trial with Luspatercept. The Company evaluated the milestone and determined that it was substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, recognized the $15.0 million payment in revenue during the year ended December 31, 2016. The remaining development milestones under the Luspatercept and the Amended Sotatercept Agreements were deemed to be substantive and consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve the milestones, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.5 million, $0.5 million and $1.2 million, respectively, of the total deferred revenue as license and milestone revenue in the accompanying consolidated statements of operations and comprehensive loss.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

In November, 2013, the Company agreed to conduct additional activities for the benefit of the luspatercept program including certain clinical and non-clinical services such as toxicology studies, clinical extension studies, and market development work. These activities will be reimbursed under the same terms and rates of the existing agreements. The Company evaluated the additional services and determined that as the Company is under no obligation to conduct these additional activities, these services do not represent a deliverable or modification to the Luspatercept Agreement, but rather, represent a separate services arrangement which should be accounted for as the services are delivered.
Payments from Celgene with respect to research and development costs incurred by the Company are recorded as cost-sharing revenue. During the years ended December 31, 2017, 2016 and 2015, the Company recorded net cost-sharing revenue of $12.9 million, $12.2 million and $16.9 million, respectively.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004, to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company's research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products developed under the licenses. During the years ended December 31, 2017, 2016 and 2015, the Company paid and expensed milestones and fees defined under the agreement totaling $0.1 million, $0.1 million and $0.1 million, respectively, which is recorded as research and development expense.

In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront and research fee of $0.3 million upon execution of the agreement and the Company is obligated to pay additional research fees of approximately $0.6 million over approximately the next year, depending on the success of the research program. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the years ended December 31, 2017, 2016, and 2015, the Company expensed milestones and fees totaling $1.6 million, $1.0 million, and $1.4 million, which is recorded as research and development expense.
11. Stock-Based Compensation
At December 31, 2017, the Company had two stock-based compensations plans, which are more fully described below.
The Company's 2003 Stock Option and Restricted Stock Plan (the 2003 Plan) provided for the issuance of stock options and restricted stock to employees, officers, directors, consultants and key personnel of the Company as determined by the Board. In conjunction with the effectiveness of the 2013 Equity Incentive Plan (the 2013 Plan) described below, the Company determined that no further stock options or other equity-based awards may be granted under the 2003 Plan.
On September 4, 2013, the Board and stockholders approved the adoption of the 2013 Equity Incentive Plan (the 2013 Plan), which provides for the issuance of stock options, restricted stock units, and other equity-based awards. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2013 Plan which is comprised of (i) the remaining 155,884 shares reserved for issuance under the 2003 Plan and (ii) an additional 1,344,116 shares. The 2013 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2014, by the lesser of (i) 3,150,000 shares, or (ii) 4% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31st. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. The number of shares underlying equity awards available for future grant was 2,762,770 at December 31, 2017.
The Company has not granted unrestricted stock awards under the 2003 Plan or the 2013 Plan since its inception. Stock options carry an exercise price equal to the estimated fair value of the Company's common stock on the date of grant. Options generally expire 10 years following the date of grant. Stock options typically vest over 4 years, and restricted stock units typically vest over 3 years, but vesting provisions can vary based on the discretion of the Board.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

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
Additionally, on September 4, 2013, the Board and stockholders approved the adoption of the 2013 Employee Stock Purchase Plan (the 2013 ESPP). Under the 2013 ESPP, 275,000 shares of the Company's common stock will be available for issuance to eligible employees. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The 2013 ESPP will terminate on September 4, 2023, the tenth anniversary of the initial adoption of the plan. The Board determined the initial offering period commenced on September 16, 2014 and the initial purchase occurred on the 6 month anniversary with subsequent 6 month purchase periods commencing on the day following the purchase from the prior period. The Company recorded $0.3 million, $0.3 million, and $0.3 million of stock-based compensation expense during the years ended December 31, 2017, 2016, and 2015, respectively related to the 2013 ESPP. The number of shares available for future issuance was 186,844 at December 31, 2017.
In December 2016, the Company entered into a consulting agreement with its former Chief Executive Officer. In accordance with the 2003 Plan and 2013 Plan, any vested shares remain exercisable and any outstanding and unvested options and restricted stock units will continue to vest in accordance with their terms so long as he continues to provides services as a non-employee consultant. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $4.9 million, $0.5 million, and zero, respectively, of stock-based compensation expense related to the agreement.
In April 2017, the Company amended the employment agreement with its former Chief Operating Officer as a result of his diagnosis of amyotrophic lateral sclerosis (ALS). The amended agreement modified the vesting conditions of his stock options and restricted stock units in the event of his termination of employment as a result of death or disability and extended the post termination exercise period of the options. These modifications resulted in $3.6 million of stock-based compensation, recognized within general and administrative expense, during the year ended December 31, 2017.
The Company recognized stock-based compensation expense under the various Plans in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$14,227	$8,171	$4,852
General and administrative	14,021	10,386	7,223
	$28,248	$18,557	$12,075

On January 1, 2017, the Company adopted ASU 2016-09, which identifies areas for simplification involving several aspects of accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities, an option to make a policy election to recognize gross share based compensation expense with actual forfeitures recognized as they occur as well as certain classification changes on the statement of cash flows. In connection with the adoption of this standard, the Company changed its accounting policy to record actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate. The provisions of the standard related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures were adopted using a modified retrospective transition method. Accordingly, a cumulative adjustment of $0.1 million was booked to retained earnings for the impact of the forfeitures. The Company also recorded an increase in its net operating loss carryforward deferred tax asset of $21.5 million related to previously unrecognized excess tax benefits, which was offset by a $21.5 million increase to the valuation allowance. The provisions of the standard related to the recognition of the excess tax benefits in the income statement and classification in the statement of cash flows were adopted prospectively and prior periods were not retrospectively adjusted.
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
	2017	2016	2015
Expected volatility	65.7%	65.1%	67.0%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	2.13%	1.69%	1.67%
Expected dividend yield	—%	—%	—%

The expected volatility of the options granted has been determined using a weighted-average of the historical volatility measures of a peer group of companies as well as the historical volatility of the Company's own common stock. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, prior to the adoption of ASU 2016-09 on January 1, 2017, the company used historical actual forfeitures to estimate a forfeiture rate. The Company applied an estimated forfeiture rate of approximately zero, 3%, and 4% for the years ended December 31, 2017, 2016, and 2015, respectively, in determining the expense recorded in the accompanying consolidated statements of operations and comprehensive loss.
Stock Option Activity
The following table summarizes the stock option activity under the Company's stock option plans during the year ended December 31, 2017 (in thousands, except per share amounts and years):

	Number of Grants	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	3,316	$25.96
Granted	701	$30.78
Exercised	(474)	$8.21
Canceled or forfeited	(91)	$34.85
Outstanding at December 31, 2017	3,452	$29.14	6.72	$46,115
Exercisable at December 31, 2017	2,110	$26.78	5.52	$33,208
______________________________________________________

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2017 and 2016.

During the years ended December 31, 2017, 2016 and 2015, the Company granted stock options to purchase an aggregate of 701,384, 1,045,795, and 870,526 shares of its common stock, respectively, with weighted-average grant date fair values of options granted of $18.58, $18.55, and $24.29, respectively.

During the years ended December 31, 2017, 2016 and 2015, current and former employees of the Company exercised a total of 474,056, 885,075, and 837,361 options, respectively, resulting in total proceeds of $3.9 million, $5.3 million, and $4.0 million, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015, under the Company's stock option plans, was $10.2 million, $23.8 million, and $25.2 million, respectively, calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

As of December 31, 2017, there was $22.8 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.39 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Plan during the year ended December 31, 2017:

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2016	182	$31.50
Granted	156	$32.89
Vested	(57)	$30.52
Forfeited	(14)	$33.21
Unvested balance at December 31, 2017	267	$32.44
At December 31, 2017, there was approximately $5.7 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted-average period of 1.68 years.
Performance-Based Restricted Stock Units
The Company has granted performance-based restricted stock units (PSU) whereby vesting accelerates upon the occurrence of certain milestone events. In September 2019, any of these PSUs that remain unvested will vest. As a result, when achievement of a milestone becomes probable, compensation cost is recognized from the grant date through the estimated date of achievement. If achievement is not considered probable the expense is recognized from the grant date through September 2019. The following table summarizes PSU activity under the 2013 Plan during the year ended December 31, 2017:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2016	551	$31.57
Granted	28	$27.24
Vested	(232)	$31.12
Forfeited	(10)	$31.09
Unvested balance at December 31, 2017	337	$31.53
As of December 31, 2017, there was approximately $4.8 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted-average period of 1.43 years.
12. 401(k) Savings Plan
In 2004, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the years 2017, 2016, and 2015, the Board approved matching contributions of up to $7,000, $7,000, and $5,000, respectively, per eligible participant pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Matching contributions totaled $0.7 million, $0.6 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively, and have been recorded in the consolidated statement of operations and comprehensive loss.
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
U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act, among other changes, permanently lowers the corporate federal tax rate to 21% from the existing maximum rate of 35%, effective for tax years beginning January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, US GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of the enactment. This revaluation resulted in a provision of $59.3 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

impact on the Company's consolidated statements of operations from the reduction in the tax rate. The other provisions of the Tax Act did not have a material impact on the consolidated financial statements.
The Company is still in the process of analyzing the impact to the Company of the Tax Act. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.
Deferred tax assets and valuation allowance
For the years ended December 31, 2017, 2016 and 2015, the Company recorded current income tax expense of $32,000, $24,000, and zero, respectively, related to state income taxes on its interest income.
The Company's loss before income taxes was $108.4 million, $57.0 million and $63.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and was generated entirely in the United States.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
U.S. and state net operating loss carryforwards	$116,812	$109,429
Research and development credits	12,548	9,717
Deferred revenue	1,010	1,666
Accruals and other temporary differences	15,287	15,725
Total deferred tax assets	145,657	136,537
Less valuation allowance	(145,657)	(136,537)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2017 and 2016. The valuation allowance increased by $9.1 million, $26.7 million, and $20.0 million during the years ended December 31, 2017, 2016, and 2015, respectively, due primarily to the generation of net operating losses during the period.
A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	5.6%	5.9%	4.6%
Permanent differences	1.9%	4.0%	(8.3)%
Research and development credit	1.9%	3.1%	1.2%
Tax reform rate change	(54.7)%	—%	—%
Other	(0.3)%	(0.1)%	—%
Change in valuation allowance	11.6%	(46.9)%	(31.5)%
Effective income tax rate	—%	—%	—%

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

As of December 31, 2017 and 2016, the Company had U.S. federal net operating loss carryforwards of $438.0 million and $339.3 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2017 and 2016, the Company also had U.S. state net operating loss carryforwards of $393.6 million and $293.7 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037.
As of December 31, 2017 and 2016, the Company had federal research and development tax credit carryforwards of $8.1 million and $6.7 million, respectively, available to reduce future tax liabilities which expire at various dates through 2037. As of December 31, 2017 and 2016, the Company had state research and development tax credit carryforwards of approximately $5.6 million and $4.5 million, respectively, available to reduce future tax liabilities which expire at various dates through 2032.
Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three‑year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has completed an assessment through December 31, 2017 to determine whether there may have been a Section 382 ownership change and determined that it is more-likely-than-not that the Company’s net operating and tax credit amounts as disclosed are not subject to any material Section 382 limitations.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of operations and comprehensive loss.
For all years through December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for the years ended December 31, 2017 and 2016. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.
14. Related Party Transactions
Celgene Corporation (Celgene)
In connection with the Company's September 2017 and January 2016 public offerings, Celgene purchased 745,592 and 800,000 shares of common stock, respectively. In connection with these and prior transactions, Celgene owned 12.5% and 12.8% of the Company's fully diluted equity as of December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017, 2016 and 2015, all revenue recognized by the Company was recognized under the Celgene collaboration agreement and as of December 31, 2017 and 2016, the Company had $3.7 million and $4.2 million, respectively, of deferred revenue related to the Celgene collaboration arrangement. Refer to Note 10 for additional information regarding these collaboration agreements.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2017, 2016 and 2015

15. Quarterly Financial Data (unaudited)
The following table presents certain unaudited quarterly financial information for the eight quarters in the period ended December 31, 2017. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Three Months Ended(1)
	March 31	June 30	September 30	December 31
	(in thousands except per share data)
2017
Total revenue	$3,705	$3,057	$3,014	$3,705
Total costs and expenses	29,563	32,968	28,592	32,341
Loss from operations	(25,858)	(29,911)	(25,578)	(28,636)
Net loss	(25,407)	(29,669)	(25,451)	(27,926)
Basic net loss per share	$(0.66)	$(0.77)	$(0.65)	$(0.62)
Diluted net loss per share	$(0.66)	$(0.77)	$(0.65)	$(0.62)
2016
Total revenue	$18,201	$3,195	$3,005	$3,369
Total costs and expenses	22,157	22,850	23,513	25,355
Loss from operations	(3,956)	(19,655)	(20,508)	(21,986)
Net income (loss)	5,061	(22,016)	(20,770)	(19,288)
Basic net income (loss) per share	$0.14	$(0.59)	$(0.55)	$(0.51)
Diluted net income (loss) per share	$0.13	$(0.59)	$(0.55)	$(0.51)
______________________________________________________

(1)	The amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	9/24/2013	001-36065
3.2	Amended and Restated By-laws, as amended	X
4.1	Form of Common Stock Certificate		Form S-1/A (Exhibit 4.1)	9/6/2013	333-190417
4.2	Form of Amended and Restated Registration Rights Agreement		Form S-1 (Exhibit 4.2)	8/7/2013	333-190417
4.3	Form of Warrant to Purchase Stock, issued to Series E Investors as of June 10, 2010 and July 9, 2010		Form S-1 (Exhibit 4.3)	8/7/2013	333-190417
10.1*	Form of Director Indemnification Agreement		Form S-1 (Exhibit 10.1)	8/7/2013	333-190417
10.2+	Amended and Restated Collaboration, License and Option Agreement between Acceleron Pharma Inc. and Celgene Corporation, dated as of September 18, 2017		Form 10-Q (Exhibit 10.2)	11/7/2017	001-36065
10.3+	Collaboration, License and Option Agreement between Acceleron Pharma Inc. and Celgene Corporation, dated as of August 2, 2011		Form S-1/A (Exhibit 10.9)	9/6/2013	333-190417
10.4	Amended and Restated License Agreement (ActRIIA) between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of August 10, 2010		Form S-1 (Exhibit 10.10)	8/7/2013	333-190417
10.5	Amended and Restated License Agreement (ActRIIB) between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of August 11, 2010		Form S-1 (Exhibit 10.11)	8/7/2013	333-190417
10.5.1	Amendment to Amended and Restated License Agreement (ActRIIB) between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of July 25, 2014		Form 10-Q (Exhibit 10.1)	8/12/2014	001-36065
10.6	Indenture of Lease between Massachusetts Institute of Technology and Acceleron Pharma Inc., dated as of May 20, 2008		Form S-1 (Exhibit 10.12)	8/7/2013	333-190417
10.6.1	First Amendment to Lease, dated as of July 18, 2017, between MIT 128 Sidney Leasehold LLC and Acceleron Pharma Inc.		Form 8-K (Exhibit 10.1)	7/19/2017	001-36065
10.7*	Employment Agreement, by and between Habib J. Dable and Acceleron Pharma Inc., dated as of September 23, 2016		Form 8-K (Exhibit 10.1)	9/27/2016	001-36065
10.8*	Amended and Restated Employment Agreement between Matthew L. Sherman and Acceleron Pharma Inc., dated as of August 26, 2013		Form 10-K (Exhibit 10.14)	3/2/2015	001-36065
10.9*	Amended and Restated Employment Agreement between Kevin F. McLaughlin and Acceleron Pharma Inc. dated as of January 31, 2014		Form 10-K (Exhibit 10.16)	3/2/2015	001-36065
10.9.1*	First Amendment to Amended and Restated Employment Agreement, by and between Kevin F. McLaughlin and Acceleron Pharma Inc., dated as of September 9, 2015		Form 8-K (Exhibit 10.2)	9/11/2015	001-36065
10.10*	Amended and Restated Employment Agreement between John D. Quisel and Acceleron Pharma Inc., dated as of August 26, 2013		Form 10-K (Exhibit 10.15)	3/2/2015	001-36065
10.11*	Employment Agreement between Ravindra Kumar and Acceleron Pharma Inc., dated as of January 31, 2014		Form 10-Q (Exhibit 10.1)	5/8/2017	001-36065
10.12*	Amended and Restated Employment Agreement between Steven D. Ertel and Acceleron Pharma Inc. dated as of January 31, 2014		Form 10-K (Exhibit 10.17)	3/2/2015	001-36065

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.12.1*	First Amendment to Amended and Restated Employment Agreement, by and between Steven D. Ertel and Acceleron Pharma Inc., dated as of September 9, 2015		Form 8-K (Exhibit 10.1)	9/11/2015	001-36065
10.12.2*	Amendment to Amended and Restated Employment Agreement between Steven D. Ertel and Acceleron Pharma Inc., dated as of April 28, 2017		Form 8-K (Exhibit 10.1)	5/2/2017	001-36065
10.13*	Acceleron Pharma Inc. Short-Term Incentive Compensation Plan		Form 8-K (Exhibit 10.1)	6/6/2016	001-36065
10.14*	Employee Stock Purchase Plan		Form S-1/A (Exhibit 10.20)	9/6/2013	333-190417
10.15*	Acceleron Pharma Inc. 2003 Stock Option and Restricted Stock Plan		Form S-1 (Exhibit 10.15)	8/7/2013	333-190417
10.16*	Acceleron Pharma Inc. 2013 Equity Incentive Plan		Form S-8 (Exhibit 4.4)	12/12/2013	333-192789
10.17*	Form of Non-Statutory Stock Option Agreement under the 2013 Equity Incentive Plan		Form 10-K (Exhibit 10.20)	3/1/2017	001-36065
10.18*	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan		Form S-1 (Exhibit 10.22)	1/9/2014	333-193252
10.19*	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan		Form 10-K (Exhibit 10.22)	3/1/2017	001-36065
10.20*	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (Executives)		Form 10-K (Exhibit 10.23)	3/1/2017	001-36065
21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	2/25/2016	001-36065
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 20145, and (v) Notes to Consolidated Financial Statements
X
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

ACCELERON PHARMA INC.
Date: February 27, 2018	By:	/s/ HABIB J. DABLE
Habib J. Dable Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HABIB J. DABLE	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2018
Habib J. Dable

/s/ KEVIN F. MCLAUGHLIN	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2018
Kevin F. McLaughlin

/s/ FRANCOIS NADER, M.D.	Chair of the Board of Directors	February 27, 2018
Francois Nader, M.D.

/s/ JEAN M. GEORGE	Director	February 27, 2018
Jean M. George

/s/ GEORGE GOLUMBESKI, PH.D.	Director	February 27, 2018
George Golumbeski, Ph.D.

/s/ TERRENCE C. KEARNEY	Director	February 27, 2018
Terrence C. Kearney

/s/ TOM MANIATIS, PH.D.	Director	February 27, 2018
Tom Maniatis, Ph.D.

/s/ THOMAS MCCOURT	Director	February 27, 2018
Thomas McCourt

/s/ RICHARD F. POPS	Director	February 27, 2018
Richard F. Pops

/s/ KAREN L. SMITH, M.D., PH.D.	Director	February 27, 2018
Karen L. Smith, M.D., Ph.D.

/s/ JOSEPH S. ZAKRZEWSKI	Director	February 27, 2018
Joseph S. Zakrzewski