Form 10-Q
period 2018-06-30
ACCELERON PHARMA INC
filed 2018-08-02
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

As of July 31, 2018, there were 46,002,467 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$79,592	$100,150
Collaboration receivables (all amounts are with related party)	3,669	3,570
Prepaid expenses and other current assets	7,517	4,446
Short-term investments	208,338	177,077
Total current assets	299,116	285,243
Property and equipment, net	6,868	6,966
Restricted cash	1,132	1,132
Other assets	97	113
Long-term investments	44,328	95,723
Total assets	$351,541	$389,177
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,269	$1,086
Accrued expenses	13,113	14,936
Deferred revenue	—	541
Deferred rent	190	182
Total current liabilities	14,572	16,745
Deferred revenue, net of current portion	—	3,161
Deferred rent, net of current portion	2,171	1,818
Warrants to purchase common stock	1,689	2,236
Total liabilities	18,432	23,960
Commitments and contingencies (Note 14)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 45,845,051 and 45,261,175 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	47	46
Additional paid-in capital	858,582	839,090
Accumulated deficit	(524,477)	(473,024)
Accumulated other comprehensive loss	(1,043)	(895)
Total stockholders’ equity	333,109	365,217
Total liabilities and stockholders’ equity	$351,541	$389,177

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue:
License and milestone	$—	$135	$—	$271
Cost-sharing, net	3,685	2,922	6,917	6,491
Total revenue (all amounts are with related party)	3,685	3,057	6,917	6,762
Costs and expenses:
Research and development	25,933	21,598	49,363	43,327
General and administrative	7,658	11,370	15,099	19,203
Total costs and expenses	33,591	32,968	64,462	62,530
Loss from operations	(29,906)	(29,911)	(57,545)	(55,768)
Other expense, net	(369)	(228)	(250)	(272)
Interest income	1,348	476	2,660	977
Total other income, net	979	248	2,410	705
Loss before income taxes	(28,927)	(29,663)	(55,135)	(55,063)
Income tax provision	(11)	(6)	(21)	(12)
Net loss	$(28,938)	$(29,669)	$(55,156)	$(55,075)

Net loss per share- basic and diluted	$(0.63)	$(0.77)	$(1.21)	$(1.43)

Weighted-average number of common shares used in computing net loss per share- basic and diluted	45,789	38,631	45,654	38,515

Other comprehensive loss:
Net loss	$(28,938)	$(29,669)	$(55,156)	$(55,075)
Net unrealized holding gains (losses) on short-term and long-term investments during the period	280	46	(147)	71
Comprehensive loss	$(28,658)	$(29,623)	$(55,303)	$(55,004)

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(55,156)	$(55,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,866	1,224
Stock-based compensation	11,655	16,172
Change in fair value of warrants	250	272
Other non-cash items	559	145
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,055)	682
Collaboration receivables (all amounts are with a related party)	(99)	353
Accounts payable	183	71
Accrued expenses	(2,140)	(2,185)
Deferred revenue	—	(272)
Deferred rent	355	(311)
Net cash used in operating activities	(45,582)	(38,924)
Investing Activities
Purchases of investments	(66,113)	(175)
Proceeds from sales and maturities of investments	85,547	50,221
Purchases of property and equipment	(1,373)	(2,928)
Net cash provided by investing activities	18,061	47,118
Financing Activities
Payments for withholding taxes on restricted stock units	(363)	(140)
Payments for capital lease expenditures	(78)	—
Proceeds from exercise of stock options and warrants to purchase common stock	6,741	1,398
Proceeds from issuances of common stock related to employee stock purchase plan	663	510
Net cash provided by financing activities	6,963	1,768
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,558)	9,962
Cash, cash equivalents and restricted cash at beginning of period	101,282	21,896
Cash, cash equivalents and restricted cash at end of period	$80,724	$31,858
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$256	$305
Reclassification of warrant liability to additional paid-in capital	$797	$—
Acquisition of capital lease	$139	$—

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
The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2017 except for the adoption of Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which did not have a material impact, and Topic No. 606, Revenue from Contracts with Customers, as discussed below, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017.
The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The accompanying interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of June 30, 2018, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, have not changed, except for the adoption of ASU No. 2016-18, Restricted Cash, which is discussed further in Note 6, and Accounting Standards Codification Topic No. 606, Revenue from Contracts with Customers, which is discussed further below.
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
For a complete discussion of accounting for collaboration revenues, see Note 15.
3. Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts expensed during the reporting period.
Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: revenue recognition and the related evaluation of any constrained milestones, stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-classified warrants, and accrued expenses.
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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at June 30, 2018 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2018 and 2017.
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
The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2018 and December 31, 2017 was $199.2 million and $193.6 million, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of June 30, 2018 and December 31, 2017 was $47.2 million and $67.0 million, respectively. The aggregate unrealized loss for those securities in an unrealized loss position for more than twelve months is $0.1 million and $0.3 million, respectively. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2018 and December 31, 2017.
The following is a summary of cash, cash equivalents and available-for-sale securities as of June 30, 2018 and December 31, 2017, (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$79,592	$—	$—	$79,592
Available-for-sale securities:
Corporate obligations due in one year or less	101,474	—	(423)	101,051
Corporate obligations due in more than one year	20,848	—	(182)	20,666
U.S. Treasury securities due in one year or less	58,825	—	(123)	58,702
U.S. Treasury securities due in more than one year	12,342	—	(39)	12,303
Certificates of deposit due in one year or less	5,765	—	—	5,765
Certificates of deposit due in more than one year	490	—	—	490
Mortgage and other asset backed securities due in one year or less	42,986	—	(167)	42,819
Mortgage and other asset backed securities due in more than one year	10,978	—	(108)	10,870
Total available-for-sale securities	$253,708	$—	$(1,042)	$252,666
Total cash, cash equivalents and available-for-sale securities	$333,300	$—	$(1,042)	$332,258

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$100,150	$—	$—	$100,150
Available-for-sale securities:
Corporate obligations due in one year or less	99,792	—	(219)	99,573
Corporate obligations due in more than one year	57,537	—	(261)	57,276
U.S. Treasury securities due in one year or less	27,987	—	(93)	27,894
U.S. Treasury securities due in more than one year	9,968	—	(48)	9,920
Certificates of deposit due in one year or less	10,529	—	—	10,529
Certificates of deposit due in more than one year	1,715	—	—	1,715
Mortgage and other asset backed securities due in one year or less	39,236	—	(155)	39,081
Mortgage and other asset backed securities due in more than one year	26,931	—	(119)	26,812
Total available-for-sale securities	$273,695	$—	$(895)	$272,800
Total cash, cash equivalents and available-for-sale securities	$373,845	$—	$(895)	$372,950

6. Restricted Cash
On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of the adoption, there was no impact to cash flows from investing or financing activities for the six months ended June 30, 2018 and June 30, 2017. The $1.1 million of restricted cash related to collateral for the Company's facility lease obligation and its credit cards, which was previously reported as an adjustment to net loss in cash flows used in operating activities for the six months ended June 30, 2017, is no longer presented within the net change in cash, cash equivalents, and restricted cash, as it is considered part of cash, cash equivalents, and restricted cash.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	June 30,
	2018	2017
Cash and cash equivalents	$79,592	$30,726
Restricted cash	1,132	1,132
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$80,724	$31,858
As of June 30, 2018 and December 31, 2017, the Company maintained letters of credit totaling $1.1 million and $1.1 million, respectively, held in the form of certificates of deposit and money market funds as collateral for the Company's facility lease obligation and its credit cards.
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

8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$72,229	$—	$—	$72,229
Corporate obligations	—	121,717	—	121,717
U.S. Treasury securities	—	71,004	—	71,004
Certificates of deposit	—	6,256	—	6,256
Mortgage and other asset backed securities	—	53,689	—	53,689
Restricted cash	1,132	—	—	1,132
Total assets	$73,361	$252,666	$—	$326,027
Liabilities:
Warrants to purchase common stock	$—	$—	$1,689	$1,689
Total liabilities	$—	$—	$1,689	1,689

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$90,702	$—	$—	$90,702
Corporate obligations	—	158,849	—	158,849
U.S. Treasury securities	—	37,813	—	37,813
Certificates of deposit	—	12,244	—	12,244
Mortgage and other asset backed securities	—	67,888	—	67,888
Restricted cash	1,132	—	—	1,132
Total assets	$91,834	$276,794	$—	$368,628
Liabilities:
Warrants to purchase common stock	$—	$—	$2,236	$2,236
Total liabilities	$—	$—	$2,236	$2,236
The money market funds noted above are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2018 or the year ended December 31, 2017.
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
The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liabilities, which represent a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning balance	$2,236	$1,244
Change in fair value	250	272
Exercises	(797)	—
Ending balance	$1,689	$1,516
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. At each reporting period, the Company evaluates the best valuation methodology. At June 30, 2018, the Black-Scholes option pricing model was used.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the six months ended June 30, 2018 or the year ended December 31, 2017.
9. Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Outstanding stock options	3,663	3,541	3,663	3,541
Common stock warrants	39	64	39	64
Shares issuable under employee stock purchase plan	12	13	12	13
Outstanding restricted stock units (1)	667	810	667	810
	4,381	4,428	4,381	4,428

(1)	This balance is comprised of both the restricted stock units and performance-based restricted stock units described in Note 16.

10. Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of unrealized holding gains and losses on investments as of June 30, 2018 and December 31, 2017.
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
On July 30, 2018, the Company entered into a five-year lease for approximately 27,000 square feet of office and lab space located at 167 Sidney Street, Cambridge, Massachusetts. The lease commences on October 1, 2018 and ends on September 30, 2023. The total operating lease obligation for the term of this agreement, excluding operating costs and real estate taxes, is approximately $9.9 million. The Company also has the right to extend the term of the lease for an additional three years, subject to landlord approval and subject to landlord's right to elect to redevelop 167 Sidney Street at the end of the current lease term in lieu of the Company's extension.

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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new standard expands the scope of Topic 718 to include share-based payment transactions from nonemployees. The guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company's adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently assessing the impact that adopting ASU 2018-07 will have on its consolidated financial statements and related disclosures.

13. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	June 30, 2018	December 31, 2017	Price Per Share	Expiration	June 30, 2018	December 31, 2017
Warrants to purchase common stock	39	61	$5.88	June 10, 2020 - July 9, 2020	Liability (1)	Liability (1)
All warrants	39	61	$5.88

(1)	In January 2018, warrant holders exercised warrants to purchase 21,258 shares of Common Stock on a net basis, resulting in the issuance of 18,449 shares of Common Stock.

14. Commitments and Contingencies
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended June 30, 2018, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2018 and December 31, 2017, or royalties on future sales of specified products. No milestones or royalty payments under these agreements are expected to be payable in the immediate future. See Note 15 for discussion of these arrangements.

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
Future potential milestone payments were excluded from the transaction price as they are still subject to completion of on-going clinical studies or other risks that are outside of the Company's control and therefore the risk of significant reversal has not been resolved. The next likely clinical milestone payment for luspatercept would be $25.0 million and result from U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMA) acceptance of a Biologics Licensing Application or equivalent for luspatercept in either myelodysplastic syndromes or beta-thalassemia. The Company and Celgene plan to submit market applications for luspatercept in the United States and Europe in the first half of 2019. Following application submission, the FDA will determine the acceptance of the application for "filing" by 60 days from the submission date. Similarly, the EMA will validate the application within 10 days of submission. In line with the Company's accounting policy regarding revenue recognition as described in Note 2, the revenue associated with this milestone will be recognized once the applications are accepted by review by the Health Authority.
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

As a result of adopting ASC 606 on January 1, 2018, the Company has recorded a cumulative-effect reduction to opening accumulated deficit of $3.7 million as of January 1, 2018 and a corresponding decrease to deferred revenue, of which $0.5 million was recorded to current deferred revenue and $3.2 million was recorded to long-term deferred revenue. License and milestone revenue for the three and six months ended June 30, 2018 was zero, and zero, respectively, as compared to the $0.1 million and $0.3 million, respectively, that would have been recorded under ASC 605. Deferred revenue as of June 30, 2018 was zero under ASC 606, as compared to a balance of $3.4 million, which would have resulted under ASC 605.
Through June 30, 2018, under all Celgene arrangements the Company has received net cost-share payments and milestones of $106.0 million and $44.4 million for luspatercept and sotatercept, respectively. The Company recorded net cost-sharing revenue of $3.7 million and $2.9 million during the three months ended June 30, 2018 and 2017, respectively, and $6.9 million and $6.5 million during the six months ended June 30, 2018 and 2017, respectively.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004, to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as royalties ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended June 30, 2018 and 2017, the Company expensed $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2018 and 2017, the Company expensed $0.1 million and $0.1 million, respectively, of milestones and fees defined under the agreement.
In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront research fee of $0.3 million upon execution of the agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended June 30, 2018 and 2017, the Company expensed zero and $0.1 million, respectively, and during the six months ended June 30, 2018 and 2017, the Company expensed zero and $0.2 million, respectively, of milestones and fees, which is recorded as research and development expense.
16. Stock-Based Compensation
The Company recognized stock-based compensation expense related to the 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), the 2013 Equity Incentive Plan (the 2013 Plan), and the 2013 Employee Stock Purchase Plan (the 2013 ESPP) in the consolidated statements of operations and comprehensive loss during the three months ended June 30, 2018 and 2017, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$3,050	$3,433	$5,919	$7,095
General and administrative	2,910	6,155	5,736	9,077
	$5,960	$9,588	$11,655	$16,172
In December 2016, the Company entered into a consulting agreement with its former Chief Executive Officer. In accordance with the 2003 Plan and 2013 Plan, any vested shares remain exercisable and any outstanding and unvested options and restricted stock units will continue to vest in accordance with their terms so long as he continues to provide services as a non-employee consultant. During the three months ended June 30, 2018 and 2017, the Company recognized $1.1 million and $1.0 million, respectively, and during the six months ended June 30, 2018 and 2017, the Company recognized $1.3 million and

$2.2 million, respectively, of stock-based compensation expense within research and development expense related to the agreement.
Stock Options
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	62.2%	65.8%	62.9%	65.9%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	2.8%	1.9%	2.7%	2.2%
Expected dividend yield	—%	—%	—%	—%
The following table summarizes the stock option activity under the Company’s stock option plans during the six months ended June 30, 2018 (in thousands, except per share amounts and years):

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	3,452	$29.14	6.72
Granted	717	$40.22
Exercised	(435)	$15.51
Canceled or forfeited	(71)	$36.40
Outstanding at June 30, 2018	3,663	$32.79	7.34	$57,667
Exercisable at June 30, 2018	2,016	$30.39	6.17	$36,595

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2018.

During the six months ended June 30, 2018, the Company granted stock options to purchase an aggregate of 717,135 shares of its common stock, with a weighted-average grant date fair value of options granted of $23.80 per share.
During the six months ended June 30, 2018, current and former employees of the Company exercised a total of 434,627 options, resulting in total proceeds of $6.7 million.
The aggregate intrinsic value of options exercised during the six months ended June 30, 2018 was $11.8 million.
As of June 30, 2018, there was $30.7 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.58 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Plan during the six months ended June 30, 2018 (in thousands, except per share amounts):

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2017	268	$32.44
Granted	208	$37.33
Vested	(70)	$31.26
Forfeited	(8)	$35.61
Unvested balance at June 30, 2018	398	$35.14

As of June 30, 2018, there was approximately $11.3 million of related unrecognized compensation cost, which the Company expects to recognize over a remaining weighted-average period of 2.04 years.
Performance-Based Restricted Stock Units
The Company has granted performance-based restricted stock units (PSU) whereby vesting accelerates upon the occurrence of certain milestone events. In September 2019, any of these PSUs that remain unvested will vest. As a result, when achievement of a milestone becomes probable, compensation cost is recognized from the grant date through the estimated date of achievement. If achievement is not considered probable the expense is recognized from the grant date through September 2019. The following table summarizes PSU activity under the 2013 Plan during the six months ended June 30, 2018 (in thousands, except per share amounts):

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2017	337	$31.53
Granted	—	$—
Vested	(50)	$29.92
Forfeited	(18)	$31.09
Unvested balance at June 30, 2018	269	$31.86
As of June 30, 2018, there was approximately $2.8 million of related unrecognized compensation cost, which the Company expects to recognize over a remaining weighted-average period of 1.02 years.
Employee Stock Purchase Plan
During the three months ended June 30, 2018 and 2017, the Company recorded $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2018 and 2017, the Company recorded $0.2 million and $0.1 million, respectively, of stock-based compensation expense related to the 2013 ESPP.
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
Deferred tax assets and valuation allowance

For the three months ended June 30, 2018 and 2017, the Company recognized income tax expense of $11 thousand and $6 thousand, respectively, and during the six months ended June 30, 2018 and 2017, the Company recognized income tax expense of $21 thousand and $12 thousand, respectively, related to state income taxes on its interest income.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2018 and December 31, 2017.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant uncertain tax positions.
18. Related Party Transactions
Celgene Corporation
Celgene owned 12.3% and 12.5% of the Company’s fully diluted equity as of June 30, 2018 and December 31, 2017, respectively. Refer to Note 15 for additional information regarding this collaboration arrangement.
During the six months ended June 30, 2018 and 2017, all revenue recognized by the Company was recognized under the Celgene collaboration arrangement and, as of June 30, 2018, the Company had no deferred revenue related to the Celgene collaboration arrangement.

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
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is an erythroid maturation agent designed to promote red blood cell production through a novel mechanism, and is being developed to treat chronic anemia and associated complications in myelodysplastic syndromes, or MDS, beta-thalassemia, and myelofibrosis. We and Celgene recently announced positive top-line results for two Phase 3 clinical trials with luspatercept; one for the treatment of patients with lower-risk MDS, known as the "MEDALIST" trial, and another for the treatment of patients with transfusion-dependent beta-thalassemia, also known as the "BELIEVE" trial. In the MEDALIST trial, luspatercept achieved a highly statistically significant improvement in the primary endpoint of red blood cell (RBC) transfusion independence of at least 8 consecutive weeks during the first 24 weeks compared to placebo. In the BELIEVE trial, luspatercept achieved a highly statistically significant improvement in the primary endpoint of erythroid response, which was defined as at least a 33 percent reduction from baseline in red blood cell (RBC) transfusion burden with a reduction of at least 2 units during the protocol-defined period of 12 consecutive weeks, from week 13 to week 24, compared to placebo. We and Celgene plan to submit regulatory applications for luspatercept in the United States and Europe in the first half of 2019.
In addition to the Phase 3 clinical trials with luspatercept, Celgene is currently conducting a Phase 2 clinical trial in non-transfusion-dependent beta-thalassemia patients, referred to as the "BEYOND" trial. We further expect Celgene to initiate a Phase 3 clinical trial, the "COMMANDS" trial, in first-line, lower-risk MDS patients in the third quarter of 2018. If luspatercept were to receive regulatory approval for each of these indications in the United States and Europe, we and Celgene believe that there is an annual peak sales opportunity for luspatercept in excess of $2 billion across these indications. Enrollment and treatment is also currently ongoing in a Phase 2 clinical trial for the treatment of patients with myelofibrosis, a rare bone marrow disorder. We and Celgene are evaluating luspatercept for the treatment of anemia in potential new indications that could provide additional sales opportunities.
For sotatercept, we have the rights to fund, develop, and lead the global commercialization of sotatercept in pulmonary hypertension, including pulmonary arterial hypertension or PAH. PAH is a rare and chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in the pulmonary arteries. If sotatercept is commercialized to treat PAH and we recognize such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in PAH, and in this scenario we will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which we recognize such revenue. We recently announced the initiation of the PULSAR Phase 2 clinical trial of sotatercept for the treatment of patients with PAH.
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
We are independently developing our wholly-owned neuromuscular candidate, ACE-083. ACE-083 is designed for the treatment of focal muscle disorders, and we are currently conducting Phase 2 clinical trials with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD, as well as in patients with Charcot-Marie-Tooth disease, or CMT. In January 2018, we announced preliminary results from the first two cohorts in part 1 of the Phase 2 clinical trial in patients with FSHD showing increases in the mean total muscle volume of the muscles treated with ACE-083 measured using magnetic resonance imaging, or MRI. Enrollment and treatment are ongoing in part 2 of the ACE-083 Phase 2 clinical trial in patients with FSHD. In July 2018, we announced preliminary results from part 1 of the ACE-083 Phase 2 clinical trial in patients with CMT disease showing increases in mean total and contractile muscle volume, reductions in fat fraction, and an encouraging safety profile. We also recently announced the initiation of part 2 of the ACE-083 Phase 2 clinical trial in patients with CMT.
In addition to our mid- to late-stage clinical programs, we are currently conducting a Phase 1 healthy volunteer study with ACE-2494, our wholly owned systemic muscle agent from our proprietary platform technology, IntelliTrap™, and we expect to report preliminary results from this healthy volunteer study in the first half of 2019. We are also conducting research within our three focused disease areas - hematologic, neuromuscular and pulmonary - in order to identify new therapeutic candidates to advance into clinical trials.
As of June 30, 2018, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $539.7 million from public investors, $123.7 million in equity investments from our collaboration partners and $280.5 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, if and as we:

•	conduct clinical trials for ACE-083, sotatercept in pulmonary hypertension, ACE-2494 or any future therapeutic candidates;

•	continue our preclinical studies and potential clinical development efforts of our existing preclinical therapeutic candidates;

•	continue research activities for the discovery of new therapeutic candidates;

•	manufacture therapeutic candidates for our preclinical studies and clinical trials;

•	acquire or in-license other therapeutic candidates and patents; and

•	seek regulatory approval for our therapeutic candidates.
We will not generate revenue from product sales unless and until we or a partner successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates. We expect that this will take a number of years and is subject to significant uncertainty. All current and future development and commercialization costs for luspatercept and, outside of pulmonary hypertension, sotatercept, are paid by Celgene. If we obtain regulatory approval for ACE-083, sotatercept in pulmonary hypertension, ACE-2494, or any future therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our therapeutic candidates.
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
From inception through June 30, 2018, we have incurred $604.2 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Expenses associated with luspatercept and, outside of pulmonary hypertension, sotatercept, are reimbursed 100% by Celgene. These reimbursements are recorded as revenue. We are expensing the costs of a Phase 1 clinical trial for ACE-2494, and Phase 2 clinical trials for luspatercept, sotatercept, dalantercept and ACE-083, of which the luspatercept trials are reimbursed by Celgene and the dalantercept trials are being discontinued. With respect to the luspatercept Phase 3 clinical trials directly conducted by Celgene, we do not incur and are not reimbursed for expenses related to these development activities.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies. Our external research and development expenses during the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Luspatercept(1)	1,799	1,456	$3,412	$3,453
Sotatercept(2)	1,914	—	3,473	—
Dalantercept(3)	62	1,454	103	2,750
ACE-083	2,950	3,157	5,533	5,185
ACE-2494	776	1,161	1,374	2,447
Total direct research and development expenses	7,501	7,228	13,895	13,835
Other expenses(4)	18,432	14,370	35,468	29,492
Total research and development expenses	$25,933	$21,598	$49,363	$43,327

(1)	Expenses associated with luspatercept are reimbursed 100% by Celgene.

(2)	These expenses are associated with our pulmonary hypertension activities.

(3)	Development of dalantercept has been discontinued.

(4)	Other expenses include unallocated employee and contractor-related expenses, facility expenses, lab supplies, and miscellaneous expenses.
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
To estimate the fair value of our liability classified warrants, we use either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. We base the estimates in the pricing models, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield, and the fair value of the common stock underlying the warrants. The Black-Scholes option pricing model was used at June 30, 2018.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Increase
(in thousands)	2018	2017	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$—	$135	$(135)
Cost-sharing, net	3,685	2,922	763
Total revenue	3,685	3,057	628
Costs and expenses:
Research and development	25,933	21,598	4,335
General and administrative	7,658	11,370	(3,712)
Total costs and expenses	33,591	32,968	623
Loss from operations	(29,906)	(29,911)	5
Other income, net	979	248	731
Loss before income taxes	(28,927)	(29,663)	736
Income tax provision	(11)	(6)	(5)
Net loss	$(28,938)	$(29,669)	$731

Revenue.  We recognized revenue of $3.7 million in the three months ended June 30, 2018, compared to $3.1 million in the same period in 2017. All of the revenue in both periods was derived from the Celgene agreements. Significant factors resulting in this $0.6 million increase include:
•an increase in cost-sharing revenue of $0.7 million primarily due to an increase external expenses related to our luspatercept Phase 2 clinical trials and preparation for future regulatory filings; offset by
•a decrease in license and milestone revenue of $0.1 million resulting from the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (ASC 606), the impact of which is discussed further in Note 12 to the financial statements in this Quarterly Report on Form 10-Q.
Research and Development Expenses.  Research and development expenses were $25.9 million in the three months ended June 30, 2018, compared to $21.6 million in the same period in 2017. Significant factors resulting in this $4.3 million increase include:
•an increase in personnel and facility expenses totaling $2.7 million, primarily related to increased headcount supporting the growth of our wholly owned therapeutic candidates and preclinical programs;
•an increase in external clinical trial expenses of $1.7 million to support the advancement of our wholly owned therapeutic candidates;
•an increase in drug supply expenses of $1.6 million, primarily related to increased external expenses to support the manufacturing and development for our clinical and preclinical therapeutic candidates; and
•a decrease in toxicology expenses of $2.3 million from the comparable period during 2017.
General and Administrative Expenses.  General and administrative expenses were $7.7 million in the three months ended June 30, 2018, compared to $11.4 million for the same period in 2017. The $3.7 million decrease is primarily due to a decrease in stock-based compensation expense totaling $3.2 million. During the comparable period in 2017 we modified a former executive officer's equity awards which resulted in stock-based compensation expense of $3.6 million.
Other Income, Net.  Other income, net was $1.0 million in the three months ended June 30, 2018, compared to $0.2 million for the same period in 2017. This $0.8 million change was primarily due to a $0.9 million increase in the interest earned on our investment portfolio as a result of our higher balance of interest-bearing cash equivalents and short- and long-term investments.
Income Tax Provision. Income tax provision is attributable to the realization of current year losses that offset unrealized gains, recognized in other comprehensive income, from our investment portfolio.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Increase
(in thousands)	2018	2017	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$—	$271	$(271)
Cost-sharing, net	6,917	6,491	426
Total revenue	6,917	6,762	155
Costs and expenses:
Research and development	49,363	43,327	6,036
General and administrative	15,099	19,203	(4,104)
Total costs and expenses	64,462	62,530	1,932
Loss from operations	(57,545)	(55,768)	(1,777)
Other income, net	2,410	705	1,705
Loss before income taxes	(55,135)	(55,063)	(72)
Income tax provision	(21)	(12)	(9)
Net loss	$(55,156)	$(55,075)	$(81)
Revenue.  We recognized revenue of $6.9 million in the six months ended June 30, 2018, compared to $6.8 million in the same period in 2017. All of the revenue in both periods was derived from the Celgene agreements. Significant factors resulting in this $0.1 million increase include:
•an increase in cost-sharing revenue of $0.4 million primarily due to an increase in miscellaneous external expenses related to the luspatercept Phase 2 clinical trials and preparation for future regulatory filings; offset by
•a decrease in license and milestone revenue of $0.3 million resulting from the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (ASC 606), the impact of which is discussed further in Note 12 to the financial statements in this Quarterly Report on Form 10-Q.
Research and Development Expenses.  Research and development expenses were $49.4 million in the six months ended June 30, 2018, compared to $43.3 million in the same period in 2017. Significant factors resulting in this $6.1 million increase include:
•an increase in personnel and facility expenses totaling $5.5 million, primarily related to increased headcount supporting the growth of our wholly owned therapeutic candidates and preclinical programs;
•an increase in external clinical trial expenses of $2.6 million, to support the advancement of our wholly owned therapeutic candidates;
•an increase in drug supply expenses of $1.1 million, primarily related to increased external expenses to support manufacturing and development for our clinical and preclinical therapeutic candidates ; and
•a decrease in toxicology expenses of $3.8 million from the comparable period during 2017.
General and Administrative Expenses.  General and administrative expenses were $15.1 million in the six months ended June 30, 2018, compared to $19.2 million for the same period in 2017. The $4.1 million decrease includes:
•a decrease in stock-based compensation expense totaling $3.3 million, primarily due to $3.6 million of stock-based compensation expense for to the modification of a former executive officer’s equity awards during the comparable period in 2017; and
•a decrease in consulting expenses of $0.9 million during the comparable period in 2017.
Other Income, Net.  Other income, net was $2.4 million in the six months ended June 30, 2018, compared to $0.7 million for the same period in 2017. This $1.7 million increase was primarily due to a $1.7 million increase in the interest earned on our investment portfolio as a result of our higher balance of interest-bearing cash equivalents and short- and long-term investments.
Income Tax Provision. Income tax provision is attributable to the realization of current year losses that offset unrealized gains, recognized in other comprehensive income, from our investment portfolio.
Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of June 30, 2018, we had an accumulated deficit of $524.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of June 30, 2018, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $539.7 million from public investors, $123.7 million in equity investments from our collaboration partners and $280.5 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
As of June 30, 2018, we had $332.3 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements into 2021.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(45,582)	$(38,924)
Investing activities	18,061	47,118
Financing activities	6,963	1,768
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,558)	$9,962
Operating Activities
Net cash used in operating activities was $45.6 million for the six months ended June 30, 2018 compared to $38.9 million during the same period in 2017. Although net loss only increased by $0.1 million from the comparable period in 2017, the increase in cash used in operating activities of $6.7 million was driven primarily by a decrease in stock-based compensation expense of $4.5 million, as well as an increase in prepaid expenses and other assets of $3.7 million.
Investing Activities
Net cash provided by investing activities was $18.1 million for the six months ended June 30, 2018 compared to $47.1 million during the same period in 2017. This decrease in cash provided by investing activities of $29.0 million was primarily due to net maturities of our investments of $19.4 million during the six months ended June 30, 2018, compared to net maturities of $50.0 million in the six months ended June 30, 2017, in connection with managing our investment portfolio to meet our projected cash requirements.
Financing Activities
Net cash provided by financing activities was $7.0 million for the six months ended June 30, 2018 compared to $1.8 million for the same period in 2017. The increase in cash provided by financing activities of $5.2 million is primarily attributable to an increase of $5.3 million in cash proceeds from the exercise of stock options.
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
Contractual Obligations and Commitments
During the three months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash, cash equivalents and investments of $332.3 million and $372.9 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
As of June 30, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

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

ACCELERON PHARMA INC.

Date: August 2, 2018	By:	/s/ HABIB J. DABLE
Habib J. Dable
Chief Executive Officer and President

Date: August 2, 2018	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer