Form 10-K
period 2018-12-31
ACCELERON PHARMA INC
filed 2019-02-27
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold (based on the closing share price as quoted on the Nasdaq Global Market) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.6 billion.

As of January 31, 2019, the registrant had 51,690,462 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
        The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	our ongoing and planned preclinical studies and clinical trials;

•	clinical trial data and the timing of results of our ongoing clinical trials;

•	our plans to develop and commercialize ACE-083, ACE-2494 and our preclinical therapeutic candidates;

•	our and Celgene's plans to develop and commercialize luspatercept and sotatercept;

•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;

•	the timing of anticipated milestone payments under our collaboration agreements with Celgene;

•	the timing of, and our and Celgene's ability to, obtain and maintain regulatory approvals for our therapeutic candidates;

•	the rate and degree of market acceptance and clinical utility of any approved therapeutic candidate, particularly in specific patient populations;

•	our ability to quickly and efficiently identify and develop therapeutic candidates;

•	our manufacturing capabilities and strategy;

•	our plans for commercialization and marketing;

•	our intellectual property position; and

•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, prospects, growth and strategies.
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

PART I
Item 1.    Business
We are a leading biopharmaceutical company in the discovery and development of TGF-beta superfamily therapeutics to treat serious and rare diseases. Our research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta, or TGF-beta, protein superfamily. By combining our discovery and development expertise, including our proprietary knowledge of the TGF-beta superfamily, and our internal protein engineering and manufacturing capabilities, we have generated several innovative therapeutic candidates, all of which encompass novel potential first-in-class mechanisms of action. We have focused and prioritized our research and development activities within three key therapeutic areas: hematologic, neuromuscular and pulmonary. If successful, these candidates could have the potential to significantly improve clinical outcomes for patients across these areas of high, unmet need.
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is an investigational erythroid maturation agent designed to promote red blood cell production through a novel mechanism, and is being developed to treat chronic anemia and associated complications in myelodysplastic syndromes, or MDS, beta-thalassemia, and myelofibrosis. In 2018, we and Celgene announced positive results for two Phase 3 clinical trials with luspatercept; one for the treatment of patients with lower-risk MDS with ring sideroblasts, known as the MEDALIST trial, and another for the treatment of patients with transfusion-dependent beta-thalassemia, also known as the BELIEVE trial. In the MEDALIST trial, luspatercept achieved a highly statistically significant improvement in the primary endpoint of red blood cell (RBC) transfusion independence of at least 8 consecutive weeks during the first 24 weeks compared to placebo. In the BELIEVE trial, luspatercept achieved a highly statistically significant improvement in the primary endpoint of erythroid response, which was defined as at least a 33 percent reduction from baseline in red blood cell (RBC) transfusion burden with a reduction of at least 2 units during the protocol-defined period of 12 consecutive weeks, from week 13 to week 24, compared to placebo. Results from the MEDALIST and BELIEVE trials were then presented during plenary and oral sessions, respectively, at the 60th American Society of Hematology Annual Meeting and Exposition in December 2018, and we expect to submit these results for publication during 2019. Both of these presentations were selected for "Best of ASH," chosen from among the thousands of meeting abstracts as "the biggest breakthroughs from the meeting's scientific presentations." We and Celgene are planning regulatory application submissions for luspatercept in both MDS and beta-thalassemia in the United States in April 2019 and in Europe in the first half of 2019.
In addition to the MEDALIST and BELIEVE Phase 3 clinical trials with luspatercept, Celgene is currently conducting a Phase 2 clinical trial in non-transfusion-dependent beta-thalassemia patients, referred to as the BEYOND trial, with preliminary top-line results currently expected in 2020. Celgene has also initiated a Phase 3 clinical trial, the COMMANDS trial, in first-line, lower-risk MDS patients and enrollment is ongoing. Enrollment is also currently ongoing in a Phase 2 clinical trial being conducted by Celgene for the treatment of patients with myelofibrosis, a rare bone marrow disorder, with preliminary top-line results currently expected in the second half of 2019. If luspatercept were to receive regulatory approval for each of these indications in the United States and Europe, we believe that there is an annual peak sales opportunity for luspatercept in excess of $2 billion across the indications in the BEYOND trial and the luspatercept Phase 3 clinical trials, and an annual peak sales opportunity for luspatercept in excess of $1 billion in myelofibrosis. We and Celgene are also evaluating further research of luspatercept for the treatment of anemia in potential new indications that could provide additional sales opportunities.
For sotatercept, we have the rights to fund, develop, and lead the global commercialization of sotatercept in pulmonary hypertension, which we refer to as the PH field, including pulmonary arterial hypertension, or PAH. PAH is a rare and chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in the pulmonary arteries. We are currently enrolling the PULSAR Phase 2 clinical trial of sotatercept for the treatment of patients with PAH with preliminary results expected in the first half of 2020, and we recently initiated an exploratory study, called SPECTRA, in the first quarter of 2019 to provide us with further understanding of sotatercept's impact on PAH. If sotatercept is commercialized to treat PAH and we recognize such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in PAH, and in this scenario we will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which we recognize such revenue.
For luspatercept and, outside of the PH field, sotatercept, Celgene is responsible for paying 100% of the development costs for all clinical trials. We may receive a maximum of $545.0 million for the potential development, regulatory and commercial milestone payments. If luspatercept and, outside of the PH field, sotatercept are commercialized, we are eligible to receive a royalty on net sales in the low-to-mid 20% range. We have a co-promotion right in North America, for which our commercialization costs provided in the commercialization plan and budget as approved by the Joint Commercialization Committee will be entirely funded by Celgene, and from time to time we may elect to conduct additional activities to support commercialization of luspatercept at our own expense.

We are independently developing our wholly-owned neuromuscular candidate, ACE-083. ACE-083 is designed for the treatment of focal muscle disorders, and we are currently conducting Phase 2 clinical trials with ACE-083 in patients with facioscapulohumeral muscular dystrophy, or FSHD, as well as in patients with Charcot-Marie-Tooth disease, or CMT. We previously announced results from part 1 of each of our Phase 2 clinical trials in patients with FSHD and CMT showing increases in mean total and contractile muscle volume, reductions in fat fraction, and an encouraging safety profile. Enrollment is complete in part 2 of the ACE-083 Phase 2 clinical trial in patients with FSHD and is ongoing in the ACE-083 Phase 2 clinical trial in patients with CMT. We expect to announce preliminary results from part 2 of each of these Phase 2 clinical trials by the second half of 2019 for FSHD and by year end for CMT.
In addition to our mid- to late-stage clinical programs, we are currently conducting a Phase 1 healthy volunteer study with ACE-2494, our wholly-owned systemic muscle agent from our proprietary platform technology, IntelliTrap™, and we expect to report preliminary results from this healthy volunteer study in the first half of 2019. We are also conducting research primarily within our three focused disease areas—hematologic, neuromuscular and pulmonary—in order to identify new therapeutic candidates to advance into clinical trials.
As of December 31, 2018 our operations have been funded primarily by $105.1 million in equity investments from venture investors, $539.7 million from public investors, $123.7 million in equity investments from our collaboration partners and $284.2 million in upfront payments, milestones, and net research and development payments from our collaboration partners. In addition, we raised an additional $248.2 million in net proceeds in connection with our offering of 6,151,163 shares of our common stock in January 2019.
Our Goals and Objectives in the Year 2019
By building on the milestones achieved in 2018, we intend to advance and expand our pipeline in 2019 and prepare for the potential commercialization of luspatercept, and we plan to achieve the following goals and objectives:
Hematology

•	Luspatercept
Myelodysplastic syndromes (MDS), beta-thalassemia and myelofibrosis:

◦	Marketing authorization applications for lower-risk MDS and beta-thalassemia in the U.S. in April 2019 and in the E.U. the first half of 2019

◦	MEDALIST and BELIEVE Phase 3 trial results submitted for publication

◦	Expansion of clinical program into other indications

◦	Continue enrollment of BEYOND Phase 2 trial

◦	Continue enrollment of COMMANDS Phase 3 trial

◦	Announce preliminary results from the Phase 2 trial in patients with anemia associated with myelofibrosis in the second half of 2019
Neuromuscular

•	ACE-083

◦	Announce preliminary results for Part 2 of the Phase 2 clinical trial of ACE-083 in patients with FSHD in the second half of 2019

◦	Announce preliminary results for Part 2 of the Phase 2 clinical trial of ACE-083 in patients with CMT by year end

•	ACE-2494

◦	Announce preliminary results for the Phase 1 healthy volunteer clinical trial with ACE-2494
Pulmonary

•	Sotatercept

◦	Initiate SPECTRA exploratory study in the first quarter of 2019

◦	Fully enroll PULSAR Phase 2 clinical trial by year end
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
Applying our proprietary discovery and development platform, including our knowledge of the biology of the TGF-beta superfamily and its receptors, we have generated multiple Fc-fusion protein ligand traps, our novel IntelliTrap™ platform technology and a robust pipeline of innovative clinical and preclinical therapeutic candidates targeting key mechanisms underlying serious and rare diseases. Additionally, we are conducting a multi-target antibody discovery collaboration with Adimab LLC, or Adimab, a leading antibody discovery company, under which Adimab is generating human antibodies against undisclosed targets that we select. This collaboration could expand our biologics platform and provide us with enhanced access to antibody therapeutic candidates in the future.
We use our integrated platform of research, development and manufacturing technologies to rapidly and cost-effectively create, test and advance our therapeutic candidates. Our leadership in the understanding of TGF-beta biology and protein engineering generates innovative compounds that engage the body's ability to regulate cellular growth and repair.
Our Pipeline
Luspatercept
Luspatercept is an investigational erythroid maturation agent designed to promote red blood cell production through a novel mechanism. We are developing luspatercept, through our collaborations with Celgene, as a treatment for chronic anemia and associated complications in diseases in which erythropoiesis-stimulating agents, or ESAs, are either not approved or are not well-suited to treat the underlying anemia, such as beta-thalassemia and MDS.
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
Hematopoietic stem cell transplantation represents the only treatment modality with curative potential, although the relatively high morbidity and mortality of this approach limits its use. Approximately 75% of the MDS patients in the U.S. and

EU are classified as lower risk and 25% are classified as higher risk. High risk patients are typically treated with inhibitors of DNA methyltransferase such as Vidaza® or Dacogen®, or generic versions that are now available in some countries. Many categorized as lower-risk typically receive ESAs as first-line therapy, though ESAs are not approved by the FDA for the treatment of anemia in MDS patients. Therapeutic options following failure on ESAs are limited, and most patients end up receiving red blood cell transfusions to manage their anemia. Approximately 15% of patients with MDS have a specific chromosomal mutation and are treated with Revlimid®.
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
MEDALIST
In December 2018, we and Celgene announced results from the pivotal, phase 3 MEDALIST trial with luspatercept, and the MEDALIST data were presented by Alan F. List, M.D. of the Moffitt Cancer Center during the Plenary Scientific Session at the 60th American Society of Hematology (ASH) Annual Meeting and Exposition. MEDALIST is a phase 3, randomized, double blind, placebo-controlled, multi-center study evaluating the safety and efficacy of luspatercept in patients with very low-, low-, or intermediate-risk non-del(5q) MDS. All patients were RBC transfusion dependent and were either refractory or intolerant to prior erythropoiesis-stimulating agent (ESA) therapy, or were ESA naïve with endogenous serum erythropoietin ≥ 200 U/L, and had no prior treatment with disease modifying agents. The median age of the patients enrolled in the trial was 71 years in the luspatercept treatment group and 72 years in the placebo group. Median transfusion burden in both treatment arms was 5 RBC units/8 weeks. 229 patients were randomized to receive either luspatercept 1.0 mg/kg (153 patients) or placebo (76 patients) via subcutaneous injection once every 21 days. The study was conducted at 65 sites in 11 countries.
MEDALIST met the primary endpoint of red blood cell transfusion independence (RBC-TI) for 8 or more weeks during the first 24 weeks of the study. Treatment with luspatercept resulted in a statistically significantly greater proportion of patients achieving RBC-TI ≥ 8 weeks compared to placebo. The study also found in secondary endpoints that treatment with luspatercept resulted in a statistically significant higher percentage of patients achieving RBC-TI of 12 or more weeks in the first 24 or 48 weeks of the study, as well as hematologic improvement-erythroid (HI-E) of 8 or more weeks.

Endpoints	Luspatercept	Placebo	P-Value
RBC-TI ≥8 weeks (weeks 1-24)	37.9% (58/153)	13.2% (10/76)	< 0.0001
RBC-TI ≥12 weeks (weeks 1-24)	28.1% (43/153)	7.9% (6/76)	0.0002
RBC-TI ≥12 weeks (weeks 1-48)	33.3% (51/153)	11.8% (9/76)	0.0003
HI-E ≥ 8 weeks (IWG 2006, weeks 1-24)	52.9% (81/153)	11.8% (9/76)	< 0.0001
MEDALIST Safety Summary
Treatment-emergent adverse events (TEAEs) of Grade 3 or 4 were reported in 42.5% (65/153) of patients receiving luspatercept and 44.7% (34/76) of patients receiving placebo. Progression to acute myeloid leukemia (AML) occurred in four patients, three patients (2.0%) receiving luspatercept and one patient (1.3%) receiving placebo. Five patients receiving luspatercept (3.3%) and four patients receiving placebo (5.3%) experienced one or more TEAE that resulted in death.
Most common TEAEs of any Grade in Greater than 10% of Patients in Either Arm

	Luspatercept N=153	Placebo N=76
Fatigue	26.8%	13.2%
Diarrhea	22.2%	9.2%
Asthenia	20.3%	11.8%
Nausea	20.3%	7.9%
Dizziness	19.6%	5.3%
Back pain	19.0%	6.6%

Luspatercept is not approved in any region for any indication. We and Celgene are planning regulatory application submissions of luspatercept in the United States in April 2019 and in Europe in the first half of 2019.
COMMANDS
Celgene is also currently conducting the COMMANDS Phase 3 trial in first-line, lower-risk MDS patients and enrollment is ongoing.
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
Although no drug is currently approved to treat the anemia of beta-thalassemia, hematopoietic stem cell transplantation is used as a potentially curative approach for beta-thalassemia, however this option is limited by the availability of appropriate donors and by risks, including death, associated with the bone marrow transplant procedure. Consequently this treatment is used only in the most severely affected patients. Bluebird bio’s gene therapy program, LentiGlobin®, a gene-therapy program delivered after single-agent, myeloablative busulfan conditioning, was granted accelerated assessment by the European Medicines Agency for patients with transfusion dependent beta-thalassemia in the fourth quarter of 2018 and may submit a Biologics License Application to FDA by the end of 2019.
BELIEVE
In December 2018, we and Celgene also announced results from the pivotal, phase 3 BELIEVE trial with luspatercept, and the BELIEVE data were presented by Maria Domenica Cappellini, M.D. in an oral session at the 60th ASH Annual Meeting and Exposition. BELIEVE is a phase 3, randomized, double blind, placebo-controlled multicenter study comparing luspatercept + best supportive care (BSC) versus placebo + BSC in adult beta-thalassemia patients who require regular RBC transfusions. The median age of the patients was 30 years in both treatment arms. 336 patients were randomized 2:1 to receive either luspatercept 1.0 mg/kg + BSC (224 patients) or placebo + BSC (112 patients) every 3 weeks for up to 48 weeks. Patients in the luspatercept + BSC arm were able to be titrated up to 1.25 mg/kg of luspatercept every 3 weeks. BSC was defined as RBC transfusions and iron chelation therapy to maintain each patient’s baseline hemoglobin level. Crossover to the luspatercept treatment group was allowed after unblinding and assessment by an independent Data Safety Monitoring committee; patients receiving luspatercept + BSC will be followed for up to 3 years. The study was conducted at 65 sites in 15 countries.
BELIEVE met the primary endpoint of erythroid response, defined as a ≥33% reduction in RBC transfusion burden (with a reduction of ≥ 2 units of RBC) during weeks 13-24 compared to the baseline 12-week interval prior to randomization. The study also included secondary endpoints that evaluated the impact of treatment on RBC transfusion burden. Mean change in transfusion burden from baseline to weeks 13-24 (luspatercept vs. placebo) was -1.35 RBC units.

RBC Transfusion Burden Reduction of ≥ 33% Response Rates1

Response Time Interval	Luspatercept	Placebo	P-value
Weeks 13-24	21.4% (48/224)	4.5% (5/112)	< 0.0001
Weeks 37-48	19.6% (44/224)	3.6% (4/112)	< 0.0001
Any 12 weeks during the entire treatment period	70.5% (158/224)	29.5% (33/112)	< 0.0001
Any 24 weeks during the entire treatment period	41.1% (92/224)	2.7% (3/112)	< 0.0001
1RBC transfusion burden reduction response rates are calculated versus baseline (i.e., the 12 weeks prior to randomization)
RBC Transfusion Burden Reduction of ≥ 50% Response Rates1

Response Time Interval	Luspatercept	Placebo	P-value
Weeks 13-24	7.6% (17/224)	1.8% (2/112)	0.0303
Weeks 37-48	10.3% (23/224)	0.9% (1/112)	0.0017
Any 12 weeks during the entire treatment period	40.2% (90/224)	6.3% (7/112)	< 0.0001
Any 24 weeks during the entire treatment period	16.5% (37/224)	0.9% (1/112)	< 0.0001
1RBC transfusion burden reduction response rates are calculated versus baseline (i.e., the 12 weeks prior to randomization)
BELIEVE Safety Summary (Safety Population)
Grade 3 or higher treatment-emergent adverse events (TEAEs) were reported in 29.1% (65/223) of patients receiving luspatercept and 15.6% (17/109) of patients receiving placebo. Serious adverse events were reported in 15.2% (34/223) of patients receiving luspatercept and 5.5% (6/109) of patients receiving placebo. A TEAE of acute cholecystitis resulted in death in one placebo-treated patient (0.9%). No luspatercept-treated patients died due to TEAEs.
Grade 3 or 4 TEAEs in at least 1% of patients in either arm

	Luspatercept N= 223	Placebo N= 109
Anemia	3.1%	0.0%
Increased liver iron concentration	2.7%	0.9%
Hyperuricemia	2.7%	0.0%
Hypertension	1.8%	0.0%
Syncope	1.8%	0.0%
Back pain	1.3%	0.9%
Bone pain	1.3%	0.0%
Blood uric acid increased	1.3%	0.0%
Increased aspartate aminotransferase	1.3%	0.0%
Increase alanine aminotransferase	0.9%	2.8%
Thromboembolic events*	0.9%	0.0%
*All grades of thromboembolic events, including DVT, PE, portal vein thrombosis, ischemic stroke, thrombophlebitis, and superficial phlebitis were reported in 8 of 223 (3.6%) luspatercept-treated versus 1 of 109 (0.9%) placebo-treated patients

BEYOND
Celgene is also currently conducting a Phase 2 clinical trial in non-transfusion-dependent beta-thalassemia patients, referred to as the BEYOND trial, with preliminary top-line results currently expected in 2020.
Myelofibrosis
Myelofibrosis is an acquired disease of the bone marrow that results in replacement of the bone marrow with fibrotic tissue leading to bone marrow failure and inability to make new blood cells, including red blood cells, which leads to anemia. Epidemiological databases suggest that there are approximately 30,000 myelofibrosis patients in the United States and Europe. Approximately 30% of myelofibrosis patients present primarily with anemia when diagnosed and nearly all patients will develop anemia with progression of the disease. There is no approved drug therapy to treat chronic anemia in myelofibrosis. Our and Celgene's objective is to develop luspatercept as a treatment for the chronic anemia in myelofibrosis patients, and

Celgene has initiated a Phase 2 clinical trial in patients with myelofibrosis and enrollment is ongoing, with preliminary top-line results currently expected in the second half of 2019.
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
Pulmonary Arterial Hypertension (PAH)
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
The worldwide PAH patient population is expanding, with more than 80,000 patients living with PAH in the United States and European Union combined. PAH represents one of the largest specialty pharmaceutical markets with more than $3.7 billion in sales in the United States in 2017.
PULSAR and SPECTRA
In May 2018, we initiated the PULSAR Phase 2 clinical trial with sotatercept, or the PULSAR trial. The PULSAR trial is a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of sotatercept in PAH patients. The primary endpoint of the PULSAR trial is the change from baseline in pulmonary vascular resistance (PVR) over a 24-week treatment period. The key secondary endpoint is change from baseline in six-minute walk distance (6MWD). A total of 100 patients will be randomized 3:3:4 into three treatment arms with standard-of-care vasodilator therapies in combination with sotatercept or placebo. Following the 6-month double-blind treatment period, participants in the trial will be eligible to enroll into the 18-month extension period. Enrollment is currently ongoing in the PULSAR trial and we expect to announce preliminary results in the first half of 2020.
We also recently announced that we initiated the SPECTRA exploratory study with sotatercept in the first quarter of 2019 to provide us with further understanding of sotatercept's impact on PAH.
ACE-083
Our third clinical stage therapeutic candidate, ACE-083, is designed to promote muscle growth and function in specific, targeted muscles. ACE-083 uses the Myostatin + approach to promote muscle growth, meaning that ACE-083 inhibits myostatin, a well-characterized regulator of muscle size, as well as other factors that suppress muscle growth. Through the inhibition of multiple suppressors of muscle growth, ACE-083 promotes a substantially greater muscle mass increase than selective myostatin antagonists. We are currently conducting Phase 2 clinical trials with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD, as well as in patients with Charcot-Marie-Tooth disease, or CMT.
FSHD
FSHD is a severe, disabling, and painful skeletal muscle disease that presents with muscle-by-muscle progression. Muscle weakness is highly focal and often asymmetric, and frequently includes lower leg weakness resulting in foot drop and upper arm weakness. Typical onset occurs between the ages 20 and 40. Most FSHD patients live a normal lifespan, but many will suffer from disability, pain, and depression. Current treatment is largely limited to orthotic or surgical intervention to provide or maintain functionality. FSHD is one of the most prevalent forms of muscular dystrophy affecting roughly 20,000 patients in the United States.
In 2018, we announced preliminary results for part 1 of the Phase 2 clinical trial with ACE-083 in patients with FSHD. These preliminary results included data from 36 patients evaluable for magnetic resonance imaging, or MRI, among six different cohorts with all patients open-label receiving ACE-083 as a unilateral or bilateral intramuscular injection once every three weeks for 12 weeks. The cohorts consisted of 12 patients with tibialis anterior weakness treated unilaterally with either 150mg/muscle (6 patients) or 200mg/muscle (6 patients), 6 patients with tibialis anterior weakness treated bilaterally with 200mg/muscle, and 18 patients with biceps brachii weakness treated unilaterally with 150mg, 200mg, or 240mg/muscle (6 patients each). Mean total muscle volume increases (plus or minus standard error mean, or ± SEM) and mean decreases (± SEM), or improvements, in fat fraction percentage relative to baseline were measured by MRI at 3 weeks after the last dose of ACE-083, and were as follows:

Muscle	ACE-083 Dose/Muscle	Number of Patients	Total Muscle Volume Increase (percent change) (mean ± SEM)	Decrease in Fat Fraction, % (absolute change) (mean ± SEM)
Tibialis Anterior	150mg unilateral	6	8.1 (3.5)	-4.5 (3.0)[1]
Tibialis Anterior	200mg unilateral	6	16.8 (3.0)	-5.0 (2.8)
Tibialis Anterior	200mg bilateral	6	18.8 (3.1)	-5.7 (0.8)
Biceps Brachii	150mg unilateral	6	8.2 (6.0)	-1.2 (1.3)
Biceps Brachii	200mg unilateral	6	17.1 (7.8)	-0.1 (1.3)
Biceps Brachii	240mg unilateral	6	16.2 (4.7)	0.6 (0.9)
1N=5 patients. Data for one patient was not available.
ACE-083 was well tolerated in part 1 of the FSHD Phase 2 clinical trial and no study-drug related serious adverse events were reported. The most common adverse events were injection site reactions and myalgia and were grades 1-2. One patient experienced a related grade 3 non-serious adverse event of lower leg intramuscular swelling. This patient fully recovered and was discontinued from the study. We expect to announce preliminary results from the randomized, double blind, placebo-controlled part 2 of the FSHD Phase 2 clinical trial by the second half of this year.
CMT
CMT is one of the most common inherited neurologic diseases estimated to affect more than 125,000 people in the United States. The primary clinical manifestations of CMT include muscle weakness in the lower legs and hands. The lower leg muscle weakness can result in foot drop and a high-stepped gait leading to frequent tripping or falls. The disease is typically diagnosed by the presence of a characteristic pattern of muscle weakness, neurologic symptoms, and family history, as well as through genetic testing.
In 2018, we announced preliminary results for part 1 of the Phase 2 clinical trial with ACE-083 in patients with CMT. These preliminary results included data from 18 patients evaluable for magnetic resonance imaging, or MRI, among three different cohorts with patients receiving ACE-083 as a bilateral injection into the tibialis anterior muscle once every three weeks for 12 weeks. The cohorts consisted of 18 patients with tibialis anterior weakness treated bilaterally with 150mg, 200mg or 240mg/muscle (6 patients each). Mean total muscle volume increases (plus or minus standard error mean, or ± SEM) and mean decreases (± SEM), or improvements, in fat fraction percentage relative to baseline were measured by MRI at 3 weeks after the last dose of ACE-083, and were as follows:

Muscle	ACE-083 Dose/Muscle	Number of Patients	Total Muscle Volume Increase (percent change) (mean ± SEM)	Decrease in Fat Fraction, % (absolute change) (mean ± SEM)
Tibialis Anterior	150mg bilateral	6	12.6 (2.9)	-1.7 (1.2)
Tibialis Anterior	200mg bilateral	6	13.3 (1.5)	-3.5 (1.0)
Tibialis Anterior	240mg bilateral	6	14.2 (3.2)	-3.3 (1.2)
ACE-083 was well tolerated in part 1 of the CMT Phase 2 clinical trial and no study-drug related serious adverse events were reported. The most common adverse events were injection site reactions, muscle spasms and myalgia and were grades 1-2. We expect to announce preliminary results from the randomized, double blind, placebo-controlled part 2 of the CMT Phase 2 clinical trial by the end of this year.
ACE-2494
In addition to our mid- to late-stage clinical programs, we are currently conducting a Phase 1 healthy volunteer study with ACE-2494, our wholly-owned systemic muscle agent from our proprietary platform technology, IntelliTrap™, and we expect to report initial results from this healthy volunteer study in the first half of 2019.
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
Our Strategic Partnerships
Collaborations with corporate partners have provided us with significant funding and access to our partners' scientific, development, regulatory and commercial capabilities. We have received more than $408.0 million from our collaborations with Celgene and our prior collaborations with Alkermes plc (Alkermes) and Shire AG (Shire).
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
Restated Sotatercept Agreement.   The Restated Sotatercept Agreement provides Celgene with an exclusive license to sotatercept outside of the field of pulmonary hypertension, referred to as the PH field, and provides us with the worldwide rights to develop and commercialize sotatercept in the PH field. We also granted Celgene an option to license discovery stage compounds against three specified targets. Celgene paid $45.0 million and bought $5.0 million of equity upon execution of the Original Sotatercept Agreement and, as of December 31, 2018, we have received $44.5 million in research and development funding and milestone payments for the sotatercept program.

In connection with the Restated Sotatercept Agreement, Celgene agreed not to develop or commercialize in the PH field any compound developed under the Restated Sotatercept Agreement or the Luspatercept Agreement, and we agreed not to develop or commercialize any compound developed under the Restated Sotatercept Agreement or the Luspatercept Agreement in any field outside of the PH field. We have the right to license, transfer or sell our rights to develop and commercialize sotatercept in the PH field, subject to Celgene’s right of first negotiation.
We are responsible for 100% of the costs related to our development and commercialization of sotatercept in the PH field. If sotatercept is commercialized in the PH field and we recognize such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in the PH field, and in this scenario, we will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which we recognize such revenue. With respect to the development and commercialization of sotatercept outside of the PH field or the development and commercialization of any other compound under the Restated Sotatercept Agreement, the terms of the Amended Sotatercept Agreement remained unchanged.
Since January 1, 2013, Celgene has been responsible for paying 100% of worldwide development costs for the sotatercept program outside of the PH field and Celgene will be responsible for all commercialization costs worldwide, as approved in budgets agreed to between us and Celgene. We will be eligible to receive tiered royalty payments in the low-to-mid 20% range on net sales of sotatercept outside of the PH field. We are obligated to co-promote sotatercept outside of the PH field and future products in all fields, in each case if approved, in North America, and Celgene will pay all costs related thereto pursuant to the commercialization plan and budget. Outside the PH field, Celgene will be responsible for any sotatercept Phase 3 clinical trials, as well as any additional Phase 2 clinical trials, and is responsible for manufacturing or overseeing the manufacture of Phase 3 and commercial supplies.
Pursuant to the Restated Sotatercept Agreement, Celgene will provide us with certain quantities of Celgene’s existing clinical supply of sotatercept for development in the PH field at no cost to us. For clinical supply of sotatercept in excess of that which is agreed to under the Restated Sotatercept Agreement, Celgene had the option to provide us with such clinical supply of sotatercept, but has declined this option, and we will be responsible for manufacturing future clinical supply of sotatercept in the PH field. Celgene may elect, however, to provide us with commercial supply of sotatercept at a negotiated price or provide a tech transfer to us to enable us to manufacture on our own behalf. The conduct of the collaboration is managed by a Joint Development Committee and Joint Commercialization Committee. In the event of a deadlock of a committee, we shall determine the resolution of issues specifically related to the PH field (other than pricing which shall be determined by consensus), and Celgene shall determine the resolution of all other issues. The Joint Commercialization Committee will oversee commercialization of sotatercept and sotatercept pricing will be determined by mutual agreement of us and Celgene in the Joint Commercialization Committee.
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
Luspatercept Agreement.    The Luspatercept Agreement provides Celgene with an exclusive license to luspatercept in all indications and we and Celgene are collaborating in the development and commercialization of luspatercept. We also granted Celgene an option to license products for which Acceleron files an investigational new drug application for the treatment of anemia. Celgene paid $25.0 million to us upon execution of the Luspatercept Agreement in August 2011 and, as of December 31, 2018, we have received $109.6 million in research and development funding and milestone payments for the luspatercept program.
 Under the Luspatercept Agreement, the conduct of the collaboration is managed by a Joint Development Committee and Joint Commercialization Committee. Other than with respect to certain matters related to our conduct of Phase 2 trials, in the event of a deadlock of a committee, the resolution of the relevant issue is determined by Celgene. Since January 1, 2013, Celgene has been responsible for paying 100% of worldwide development costs for the luspatercept program and Celgene will be responsible for all commercialization costs worldwide, as approved in the budgets agreed to between us and Celgene. We are obligated to co-promote luspatercept and future products, in each case if approved, in North America, and Celgene will pay all costs related thereto. From time to time we may elect to conduct additional activities to support luspatercept at our own expense. We will be eligible to receive tiered royalty payments in the low-to-mid 20% range on net sales of luspatercept. The Luspatercept Agreement is terminable by either party upon a breach that is uncured and continuing or by Celgene for convenience on a country-by-country or product-by-product basis, or in its entirety. Celgene may also terminate the Luspatercept Agreement in its entirety or on a product-by-product basis for failure of a product to meet a development or clinical trial endpoint. Termination for cause by us or termination by Celgene for convenience or failure to meet an endpoint will have the effect of terminating the applicable license, while termination for cause by Celgene will have the effect of reducing remaining royalties by a certain percentage.
Under the Luspatercept Agreement, we retained responsibility for research, development through the end of Phase 1 and the two ongoing Phase 2 clinical trials in MDS and beta-thalassemia, as well as manufacturing the clinical supplies for these studies. Celgene may supply additional clinical supplies for our ongoing Phase 2 clinical trials in MDS and beta-thalassemia if needed. Celgene will conduct any subsequent Phase 2 and Phase 3 clinical trials. We were responsible for manufacturing luspatercept for all Phase 1 and Phase 2 clinical trials, and Celgene has responsibility for the manufacture of luspatercept for any additional Phase 2 and Phase 3 clinical trials and commercial supplies. We are eligible to receive future development, regulatory and commercial milestones of up to $185.0 million for the luspatercept program.
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

•
Bluebird bio’s gene therapy program, LentiGlobin®, was granted accelerated assessment by the European Medicines Agency for patients with transfusion dependent beta-thalassemia in the fourth quarter of 2018 and may submit a Biologics License Application to FDA by the end of 2019.

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

•	A telomerase inhibitor, imetelstat, being studied by Geron and Janssen in a Phase 2 study to treat intermediate-2 or high-risk in patients with myelofibrosis.

•
Momelotinib, a JAK1, JAK2, ACVR1 inhibitor acquired by Sierra Oncology from Gilead Inc., is in development for treatment of myelofibrosis. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis.

•	Constellation Pharmaceuticals's BET inhibitor, CPI-0610, is in Phase 2 clinical development to treat patients with myelofibrosis in a second-line setting.
Therapies for Treating Muscle Loss
We are currently studying ACE-083 in a Phase 2 clinical trial for the treatment of patients with FSHD, as well as a Phase 2 clinical trial with ACE-083 in patients with CMT. A potential competitor of ACE-083 in CMT is PXT3003, which is an investigational pleotherapy being developed by Pharnext. Pharnext has reported that PXT3003 met the primary endpoint in a Phase 3 trial in patients with CMT1A and based on these data Pharnext intends to file for market approval in the U.S. and Europe.

We are also aware of approaches to treat other muscle loss diseases that are in clinical trials. Regeneron is developing two drugs in combination, REGN2477 (garetosmab, an activin A antibody, combined with trevogrumab, a myostatin antibody), in a Phase 1 clinical trial to treat muscle wasting diseases. Roche is studying RO7239361, a myostatin fusion protein, in a Phase 1/2 clinical trial of Duchenne muscular dystrophy (DMD). Other approaches to myostatin inhibition, including monoclonal antibodies (such as SRK-015 in Phase 1/2 clinical trials by Scholar Rock), and ligand traps (such as RG6206 in Phase 2/3 clinical trial by Roche and ALG-801 in Phase 1 by Alivegen in partnership with Biogen), are being studied to treat a number of neuromuscular diseases, including muscular dystrophies, disuse muscle atrophy, cancer-related cachexia, and sarcopenia. Nationwide Children's Hospital, in collaboration with The Myositis Association, Parent Project Muscular Dystrophy and Milo Biotechnology, have completed Phase 1 clinical trial of a gene therapy delivery of follistatin (FS344) to muscle in patients with Becker muscular dystrophy (BMD) and sporadic inclusion body myositis (sIBM) and have a second clinical trial in Duchenne muscular dystrophy underway. There are also other programs in early stage development that focus on gene editing and next generation antisense that could compete with our therapies for treating muscle loss.
Pulmonary Arterial Hypertension
We are currently enrolling the PULSAR Phase 2 clinical trial of sotatercept for the treatment of patients with PAH with preliminary results expected in the first half of 2020, and we recently initiated an exploratory study, called SPECTRA, in the first quarter of 2019 to provide us with further understanding of sotatercept's impact on PAH. PAH is a rare and chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in the pulmonary arteries.
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

In addition, agents with novel mechanisms of action are being investigated for treatment of patients with PAH:

•
Reata Pharmaceuticals and Complexa Inc. are developing Nrf2 modulators bardoxolone and CXA-10, respectively. Reata is evaluating bardoxolone in a phase 3 trial in patients with PAH associated with connective tissue disease. Complexa is evaluating CXA-10 in a phase 2 trial in patients with PAH.

•	PhaseBio is evaluating a VPAC peptide PB1046 in a phase 2 trial in patients with PAH.

•
Two companies are evaluating agents that are intended to enhance BMPR2 signaling in patients with PAH. Vivus Inc. is evaluating tacrolimus in a phase 2 trial in patients with PAH. Morphogen IX Ltd. is in the process of preclinical development of a protein-engineered variant of BMP9, MGX292, for eventual clinical evaluation in patients with PAH.

The key competitive factors affecting the success of any approved product will be its efficacy, safety profile, price, method of administration and level of promotional activity.
Commercialization
We retain co-promotion rights in North America with our collaboration partner, Celgene, for both luspatercept and, outside of the PH field, sotatercept, and under the terms of our agreements with Celgene, our commercialization costs will be entirely funded by Celgene as approved in the budget agreed to between us and Celgene. We also currently retain worldwide commercialization rights for ACE-083, sotatercept in the PH field, and ACE-2494. We intend to build hematology, neuromuscular and pulmonary disorder focused, specialty sales forces in North America and, possibly, other markets to effectively support the commercialization of these and future products. We believe that a specialty sales force will be sufficient to target key prescribing physicians in these areas. We currently do not have any sales or marketing capabilities or experience. We will establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch. If we are not able to establish sales and marketing capabilities or are not successful in commercializing our future products, either on our own or through collaborations with Celgene, any future product revenue will be materially adversely affected.
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
Our patent estate, on a worldwide basis, includes approximately 708 issued patents and approximately 505 pending patent applications, with pending and issued claims relating to all of our current clinical stage therapeutic candidates, sotatercept, luspatercept, ACE-083 and ACE-2494. These figures include in-licensed patents and patent applications to which we hold exclusive commercial rights.
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
We hold one pending patent application covering the treatment of pulmonary arterial hypertension by administration of sotatercept in the United States and similar pending applications in other major jurisdictions worldwide, including Europe, Australia, Canada, Japan, South Korea, Brazil, Mexico and Russia. If issued, the expected expiration date for these method of treatment patents is 2037, exclusive of possible patent term extensions,
We also hold patents and patent applications directed to a variety of other uses for sotatercept, including the treatment of anemia. The expected expiration date for these method of treatment patents ranges from 2026 to 2029 exclusive of possible patent term extensions.
ACE-083 Patent Coverage
We hold two issued patents covering the ACE-083 composition of matter in the United States, which are expected to expire in 2029 and 2035, respectively, exclusive of possible patent term extensions. We hold additional pending patent applications covering the ACE-083 composition of matter in many other major jurisdictions worldwide, including Europe, Australia, Canada, Japan, China, South Korea, Brazil, Mexico, Russia and India. The expected expiration date for these patent applications, should they issue as patents, is 2035, exclusive of possible patent term extensions.
We also hold patent applications directed to a variety of uses for ACE-083, including the treatment of muscular dystrophies, such as facioscapulohumeral muscular dystrophy and Charcot-Marie-Tooth disease. The expected expiration date for these method of treatment patent applications, should they issue as patents, is 2035, exclusive of possible patent term extensions.
ACE-2494 Patent Coverage
We hold one issued patent and one pending patent application covering the ACE-2494 composition of matter in the United States, which, if the pending patent application issues, are expected to expire in 2036 and 2037, respectively, exclusive of possible patent term extensions. We hold additional pending patent applications covering the ACE-2494 composition of matter in many other major jurisdictions worldwide, including Europe, Australia, Canada, Japan, China, South Korea, Brazil, Mexico and India. The expected expiration date for these patent applications, should they issue as patents, ranges from 2036 to 2037, exclusive of possible patent term extensions.
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

•
completion of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCPs, to establish the safety and efficacy of the biological product for its intended use;

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
Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, manufacturers are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if manufacturer-reported average manufacturer price increases more than inflation and if a manufacturer enters into a supplemental rebate agreement with a specific state Medicaid program.
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
Medicare Part B covers most injectable and infused drugs administered by a licensed medical provider in hospital outpatient departments and in the physician office setting. Medicare Part B is administered by Medicare Administrative Contractors, which generally have the responsibility of making coverage decisions. Subject to certain payment adjustments and limits, Medicare generally pays for Part B covered drugs based on a percentage of manufacturer-reported average sales price.
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

Fraud and Abuse Laws
Although we currently have no products approved for commercial sale, we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws if any of our product candidates may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payers (including Medicare and Medicaid) that are false or fraudulent. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).
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
Approximately 37 full time employees focus on our process development and manufacturing activities. We believe that our strategic investment in manufacturing capabilities allows us to advance our therapeutic candidates at a more rapid pace and provides us with more portfolio flexibility than if we used a contract manufacturer. The facility produces drug substance in a cost-effective manner while allowing us to retain control over the process and provides an ability to balance the requirements of multiple programs and avoid costly commitments of funds before clinical data are available.
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
Employees
As of December 31, 2018, we had 173 full-time employees, 122 of whom are involved in research, development or manufacturing, and 43 of whom have Ph.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred net operating losses since our inception and anticipate that we may continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.
We have incurred net losses during most fiscal periods since our inception. As of December 31, 2018, we had an accumulated deficit of $586.5 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products. Our losses have resulted principally from costs incurred in our discovery and development activities.
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
We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of December 31, 2018, our cash, cash equivalents and investments were $291.3 million. In January 2019, we raised an additional $248.2 million in net proceeds in connection with our offering of 6,151,163 shares of our common stock. We believe that we will continue to expend substantial resources for the foreseeable future developing sotatercept in pulmonary hypertension, which we refer to as the PH field, ACE-083, ACE-2494 and new therapeutic candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates.
Celgene generally pays development, manufacturing and commercialization and certain patent costs for luspatercept and for sotatercept outside of the PH field as approved in the budgets agreed to between us and Celgene for each program. From time to time, we may also elect to conduct additional activities to support luspatercept at our own expense. Other than those costs, our future capital requirements depend on many factors, particularly in connection with the development of our other therapeutic candidates including sotatercept in the PH field, ACE-083 and ACE-2494:

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
Our current operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our therapeutic candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our therapeutic candidates.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or therapeutic candidates on terms unfavorable to us.
We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or therapeutic candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for sotatercept in the PH field, ACE-083, ACE-2494 or any therapeutic candidates other than luspatercept or sotatercept outside of the PH field, or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Regulatory Review and Approval of Our Therapeutic Candidates
If we or our partners do not obtain regulatory approval for our current and future therapeutic candidates, our business will be adversely affected.
Our therapeutic candidates will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any therapeutic candidates, we or our partners must demonstrate through extensive preclinical studies and clinical trials that the therapeutic candidate is safe and effective for use in each target indication. Clinical testing is expensive, time-consuming and uncertain as to outcome. We or our partners may gain regulatory approval for luspatercept, sotatercept, ACE-083, ACE-2494 or any other therapeutic candidate in some but not all of the territories available or some but not all of the target indications or may receive approval with limited labeling or boxed warnings, resulting in limited commercial opportunity for the approved therapeutic candidates, or we or they may never obtain regulatory approval for these therapeutic candidates.
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
We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include:

•	delays by us or our current or future partners in reaching a consensus with regulatory agencies on trial design;

•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in clinical trials;

•	imposition of a clinical hold by regulatory agencies for any reason, including safety or manufacturing concerns or after an inspection of clinical operations or trial sites;

•	failure by CROs, other third parties or us or our current or future partners to adhere to clinical trial requirements;

•	failure to perform in accordance with the FDA's good clinical practices, or GCP, or applicable regulatory guidelines in other countries;

•	delays in the testing, validation, manufacturing and delivery of the therapeutic candidates to the clinical sites;

•	delays caused by patients not completing participation in a trial or not returning for post-treatment follow-up;

•	clinical trial sites or patients dropping out of a trial;

•	occurrence of serious adverse events in clinical trials that are associated with the therapeutic candidates that are viewed to outweigh its potential benefits;

•	delays resulting from the FDA's inability to timely review and process any submissions we or Celgene have filed during the pendency of a whole or partial U.S. government shutdown; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
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
Our encouraging preclinical and clinical results to date for luspatercept, sotatercept, and ACE-083, and our encouraging preclinical results to date for ACE-2494, are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later and larger clinical trials or in clinical trials for different indications. If the results of our or our current or future partners' ongoing or future clinical trials are inconclusive with respect to the efficacy of our therapeutic candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our therapeutic candidates, we or our partner may be prevented or delayed in obtaining marketing approval for our therapeutic candidates. We routinely develop our therapeutic candidates in multiple indications and our therapeutic candidates are at multiple stages of development at any given time, and any data, including safety or efficacy data, from any of our clinical trials could have a negative effect on our other clinical trials for the same or different therapeutic candidates. For example, if we or Celgene observe negative data in any one or more of our luspatercept clinical trials, this data could have an adverse effect on our ability to complete the MEDALIST or BELIEVE Phase 3 clinical trials or obtain regulatory approval for luspatercept in any indication.
In addition, data obtained from trials and studies, including extension studies, are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay or prevent regulatory approval. Alternatively, regulators may ask us to conduct more rigorous studies or trials or studies with endpoints that are different from the studies we are currently conducting. Successful achievement of study endpoints does not guarantee progression to further clinical development, receipt of regulatory approval or commercialization. Even if we or our partners obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our partners may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy.
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
The ongoing clinical trials with luspatercept may be delayed, suspended or terminated, or may not lead to marketing approval.
Subsequent to the positive readout of primary and secondary endpoints in 2018 in the Phase 3 MEDALIST and BELIEVE trials, Celgene is currently continuing these trials per protocol for the purpose of obtaining longer-term data regarding the safety and efficacy of luspatercept in these patient populations. In addition to the MEDALIST and BELIEVE Phase 3 clinical trials with luspatercept, Celgene is currently conducting a Phase 2 clinical trial in non-transfusion-dependent beta-thalassemia patients, referred to as the BEYOND trial, with preliminary topline results currently expected in 2020. Celgene has also initiated a Phase 3 clinical trial, the COMMANDS trial, in first-line, lower-risk MDS patients and enrollment is ongoing. Enrollment is also currently ongoing in a Phase 2 clinical trial for the treatment of patients with myelofibrosis, a rare bone marrow disorder, with preliminary topline results currently expected in the second half of 2019. We are also currently conducting two long-term Phase 2 extension studies with luspatercept - one in patients with MDS and another in patients with beta-thalassemia. Celgene or we may experience delays in the conduct of these clinical trials, including delays related to patients withdrawing from the trial, or drug supply. If patients experience adverse events while in clinical trials with luspatercept, then one or more of these trials may be delayed, suspended or terminated. Celgene may not achieve the remaining longer-term secondary endpoints for one or both of the MEDALIST and BELIEVE trials and may not achieve any of the endpoints in the other ongoing trials. Additionally, we and Celgene have announced that we are planning to evaluate luspatercept in one or more indications beyond MDS, beta-thalassemia and myelofibrosis. Even though the primary endpoint and key secondary endpoints were achieved in the MEDALIST and BELIEVE trials, one or more health authorities may not approve luspatercept for the desired indications. The MEDALIST and BELIEVE trials were designed with input from health authorities in many different countries, but this guidance is not binding on these regulators, and it may be necessary to conduct one or more additional clinical trials in order to achieve marketing authorization in one or more regulatory jurisdictions. Guidance that we or Celgene receive from the FDA or foreign regulators regarding the design or conduct of the MEDALIST or BELIEVE clinical trials is not necessarily indicative of what these regulators will eventually require from us or Celgene to obtain regulatory approval of luspatercept in these indications. Any regulatory approvals that we or Celgene receive for luspatercept may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy.
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
OPDP prioritizes its actions based on the degree of risk to the public health, and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that OPDP typically sends to companies that violate its drug advertising and promotional guidelines: untitled letters and warning letters. In the case of an untitled letter, OPDP typically alerts the drug company of the violation and issues a directive to refrain from future violations, but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from OPDP, we or any of our current or future partners may inadvertently violate OPDP's guidelines in the future and be subject to an OPDP untitled letter or warning letter, which may have a negative impact on our business.

Risks Related to Our Reliance on Third Parties
We are dependent on Celgene for the successful development and commercialization of sotatercept outside of the PH field and our most advanced therapeutic candidate, luspatercept. If Celgene does not devote sufficient resources to the development of luspatercept, discontinues development of luspatercept, is unsuccessful in its efforts, or chooses to terminate the luspatercept agreement with us, our business will be materially harmed.
We have entered into collaboration agreements with Celgene to develop and commercialize sotatercept and luspatercept. Pursuant to the sotatercept agreement, responsibility for all clinical and other product development activities for sotatercept for all indications outside of the PH field and for manufacturing sotatercept for such indications has been transferred to Celgene. For luspatercept, we are responsible for conducting ongoing Phase 2 clinical trials in MDS and beta-thalassemia, and we are also responsible for manufacturing supplies for our Phase 1 and Phase 2 studies. Celgene will be responsible for all clinical development and manufacturing activities after such studies are completed. Celgene is generally responsible for paying 100% of worldwide development costs for luspatercept and for sotatercept outside of the PH field as approved in the budget agreed to between us and Celgene for each program. We will co-promote luspatercept and, outside of the PH field, sotatercept, if approved by the FDA and its counterparties, in North America, for which our commercialization costs will be entirely funded by Celgene, and from time to time we may elect to conduct additional activities to support commercialization of luspatercept or sotatercept outside of the PH field at our own expense.
Celgene is obligated to use commercially reasonable efforts to develop and commercialize luspatercept and sotatercept outside of the PH field. Celgene may determine that it is commercially reasonable to develop and commercialize only luspatercept or sotatercept and discontinue the development or commercialization of the other therapeutic candidate, or Celgene may determine that it is not commercially reasonable to continue development of one or both of luspatercept and sotatercept. This may occur for many reasons, including internal business reasons or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data available to date, the FDA may impose requirements on a clinical trial program that would render the program commercially nonviable. In the event of any such decision, we would be unable to advance such program ourselves.
Under our collaboration agreements, when Celgene takes over development activities of a therapeutic candidate, it may determine the development plan and activities for that therapeutic candidate. We may disagree with Celgene about the development strategy it employs, but we will have no rights to impose our development strategy on Celgene. Similarly, Celgene may decide to seek regulatory approval for, and limit commercialization of, either or both of luspatercept and, outside of the PH field, sotatercept, to narrower indications than we would pursue. We would be prevented from developing or commercializing a candidate in an indication that Celgene has chosen not to pursue, other than sotatercept in the PH field. More broadly, if Celgene elects to discontinue the development of sotatercept outside of the PH field and/or luspatercept, we may be unable to advance the products ourselves.
Pursuant to our collaboration agreement with Celgene for the development of sotatercept in the PH field, we will rely on Celgene for many aspects of our development of sotatercept in the PH field, including, for example, regulatory support. If Celgene fails to perform its obligations under the sotatercept agreement, our ability to develop sotatercept in the PH field may be materially harmed.
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

•
Celgene may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect Celgene's ability to retain and motivate key personnel who are important to the continued development of the programs under the strategic partnership with us. In addition, the third-party to any such transaction could determine to reprioritize Celgene's development programs such that Celgene ceases to diligently pursue the development of our programs and/or cause the respective partnership with us to terminate. For example, on January 2, 2019, Celgene entered into a merger agreement with Bristol-Myers Squibb Company, or BMS, and a wholly-owned subsidiary of BMS, or the Merger Sub, pursuant to which Celgene is to merge into the Merger Sub and become a wholly-owned subsidiary of BMS, subject to the satisfaction of customary closing conditions, including approval of the proposed merger by the stockholders of Celgene and BMS.

We and Celgene routinely publicly disclose information about luspatercept and sotatercept, and if our and Celgene’s public disclosures are inconsistent, this could materially harm public and market perception of luspatercept and sotatercept and the value of our common stock.
Through a variety of public forums and media, such as press releases, conference calls, filings with the Securities and Exchange Commission, or SEC, and scientific/medical conferences, we and Celgene routinely disclose information about luspatercept and sotatercept. We and Celgene may not agree on information that is disclosed or the interpretation of that information, and our disclosures may be inconsistent with Celgene's disclosures. If our and Celgene's public disclosures are inconsistent, public and market perception of luspatercept and sotatercept and the value of our common stock could be materially adversely affected.
We currently have limited marketing, sales and distribution experience and capabilities and, for luspatercept and, outside of the PH field, sotatercept, we will be dependent upon Celgene for commercialization.
For luspatercept and, outside of the PH field, sotatercept, we and Celgene share commercialization obligations in the United States and we are solely dependent on Celgene for commercialization outside of the United States. As a company without any commercial products, we have very limited marketing, sales and distribution experience and capabilities in the United States. To successfully commercialize luspatercept and, outside of the PH field, sotatercept, in the United States, we will need to rely extensively on Celgene, and we will need to establish our own adequate marketing, sales and distribution capabilities. In addition, to successfully commercialize our wholly-owned therapeutic candidates and sotatercept in the PH field in jurisdictions where they may be approved, we will need to establish our own marketing, sales and distribution capabilities. Failure to establish these capabilities, whether due to insufficient resources or some other cause, will limit or potentially halt our ability to successfully commercialize any therapeutic candidates, and will adversely affect our financial results. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing, sales and distribution operations.
We and Celgene rely on third parties to conduct preclinical studies and clinical trials for our therapeutic candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our therapeutic candidates.
We design the clinical trials for sotatercept outside of the PH field, ACE-083 and ACE-2494, and will do so for any future unpartnered therapeutic candidates, and we will continue to work with Celgene on any ongoing or future trials for luspatercept and sotatercept in the PH field. However, we and Celgene rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. We and Celgene compete with many other companies for the resources of these third parties. The third parties on whom we and Celgene rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our therapeutic candidates.
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
Manufacturing biologic drugs is complicated and is tightly regulated by the FDA, the European Medicines Agency, or EMA, and comparable regulatory authorities around the world. We currently manufacture drug substance for our preclinical studies, Phase 1 clinical trials and Phase 2 clinical trials. For Phase 2 and Phase 3 clinical trials of sotatercept in the PH field and for Phase 3 clinical trials and commercial supply of our products that we have not partnered, we expect to use contract manufacturing organizations. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for therapeutic candidates is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms.
In addition, we contract with fill & finishing providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our contractors' ability to operate or lead to delays in our clinical development programs. We believe that our current fill & finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will agree. In addition, any delay in contracting for fill & finish services, or failure of the contract manufacturer to perform the services as needed, may impair or render unusable the patient data from then-ongoing clinical trials and/or delay clinical trials, registration and launches. Any such issues may have a substantial negative effect on our business.
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
Celgene is responsible for manufacturing luspatercept and sotatercept for all Celgene-sponsored clinical trials. Celgene generally does not perform the manufacture of the drug substance or drug product for either luspatercept or sotatercept itself. Celgene has used and may continue to use contract manufacturers for the manufacture of drug substance and drug product for luspatercept and sotatercept, and we have no expectation that Celgene plans to perform the manufacture of bulk drug substance or drug product for either luspatercept or sotatercept in the future. However, Celgene would have the right to manufacture luspatercept or sotatercept outside of the PH field for clinical and commercial supply and in the PH field for commercial supply, itself or through the use of contract manufacturers. We understand that Celgene has entered into manufacturing arrangements for clinical and commercial supplies of sotatercept and luspatercept bulk drug substance with contract manufacturers with considerable biotherapeutics manufacturing experience, including manufacturing monoclonal antibodies through processes similar to those used for sotatercept. If any of these manufacturers is unwilling or unable to manufacture sufficient quantities of sotatercept and/or luspatercept to meet clinical or commercial demand, either for technical or business reasons, the development and commercialization of sotatercept and/or luspatercept may be delayed.
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
If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request or we fail to choose the most optimal patents to extend, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.
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
Obtaining coverage and reimbursement approval for a product from a government or other third party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payer. We or our current or future partners may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our therapeutic candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In addition, in the United States, third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

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
Before obtaining marketing approval from regulatory authorities for the sale of our therapeutic candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our therapeutic candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and successful achievement of study endpoints does not guarantee progression to further clinical development, receipt of regulatory approval or commercialization. Many companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
The risk of failure of our current therapeutic candidates is high. To date, the data supporting our clinical development strategy for our therapeutic candidates are primarily derived from laboratory and preclinical studies and limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials. Similarly, clinical responses seen in patients enrolled at early stages of a clinical trial may not be replicated in patients enrolled in that trial at a later time. In addition, adverse events not observed in early clinical trials may be seen for the first time in later studies, or adverse events observed in a small number of patients in early trials may be seen in a greater number of patients in later studies and have greater statistical significance than previously anticipated. In the event that our clinical trials do not yield data consistent with earlier experience, it may be necessary for us to change our development strategy or abandon development of that therapeutic candidate, either of which could result in delays, additional costs and a decrease in our stock price.
Our Phase 2 and Phase 3 clinical trial results for luspatercept are not necessarily indicative or predictive of the future results of Celgene's ongoing Phase 2 or Phase 3 clinical trials. It is impossible to predict when or if any of our therapeutic candidates will prove safe or effective in humans or receive regulatory approval. These therapeutic candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-to-mid-

stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.
We manufacture ACE-083, ACE-2494, our other unpartnered and preclinical therapeutic candidates, and, for our Acceleron-sponsored trials, luspatercept, at our manufacturing facility. If our manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected.
If the manufacturing facility at our corporate headquarters or the equipment in it is damaged or destroyed, or if production at this facility is otherwise interrupted, we may not be able to quickly or economically replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need approval from the FDA and foreign regulators before administering any products manufactured at that facility to patients. Such an event could impair or render unusable patient data from then-ongoing clinical trials and/or delay our clinical trials, registration and launches. Any such issues may have a substantial negative effect on our business.
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
Comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, tax legislation commonly known as the “Tax Cuts and Jobs Act” (TCJA) was enacted that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, or NOLs, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate tax rate, and the impact of the reduction to our deferred tax assets and associated valuation allowance was recognized in 2017. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2018, we had federal NOLs of approximately $556.0 million and state NOLs of approximately $515.0 million available to reduce future taxable income, if any. These federal and state NOL carryforwards generally expire at various times through 2038, however, under the TCJA, federal NOLs generated after December 31, 2017 will not be subject to expiration. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have completed several financings since our inception which may have resulted in a change in control as defined by IRC Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Further, the reduction of the corporate tax rate under the TCJA may reduce the potential economic benefit of our NOLS and any other deferred tax assets.
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
Our relationships with healthcare providers, physicians and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute, or AKS, prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Remuneration is not defined in the AKS and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value;

•
the federal False Claims Act and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363 per false claim;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
the federal Food, Drug and Cosmetic Act and its regulations, which prohibit, among other things, the introduction or delivery for introduction into interstate commerce of any drug that is adulterated or misbranded;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the Foreign Corrupt Practices Act, a U.S. law, which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals) and its foreign equivalents;

•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals;

•
the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act 2010, or the Bribery Act, which prohibit the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, that govern the collection, use and disclosure of personal information. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
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
Since our initial public offering, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $16.78 on November 6 and 8, 2013 to a high of $59.59 on September 21, 2018. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our corporate, research and development, manufacturing, and clinical trial operations are located in Cambridge, Massachusetts. We lease approximately 125,000 square feet of office and laboratory space in five adjacent buildings with aggregate monthly rent expense of approximately $0.5 million. Four of our leases expire in September 2023 and one lease expires in March 2021.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Stockholders
Our common stock has been listed on The Nasdaq Global Market under the symbol "XLRN" since September 19, 2013. Prior to that, there was no public market for our common stock. As of January 31, 2019, there were approximately 61 holders of record of our common stock.
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
Performance Graph
The following graph shows a comparison from September 19, 2013 through December 31, 2018 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

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
The selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 from audited financial statements which are not included in this Annual Report on Form 10-K.
Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue:
Collaboration revenue:
License and milestone	$—	$541	$15,550	$1,184	$1,673
Cost-sharing, net	13,991	12,940	12,221	16,913	12,959
Total revenue	13,991	13,481	27,771	18,097	14,632
Costs and expenses:
Research and development	103,902	89,726	68,580	58,404	50,897
Litigation settlement	—	—	—	—	5,000
General and administrative	34,503	33,738	25,297	20,572	14,199
Total costs and expenses	138,405	123,464	93,877	78,976	70,096
Loss from operations	(124,414)	(109,983)	(66,106)	(60,879)	(55,464)
Total other income (expense), net	5,516	1,561	9,116	(3,015)	4,205
Loss before income taxes	(118,898)	(108,422)	(56,990)	(63,894)	(51,259)
Income tax benefit (provision)	27	(32)	(24)	—	—
Net loss	$(118,871)	$(108,454)	$(57,014)	$(63,894)	$(51,259)

Net loss per share applicable to common stockholders-basic and diluted(1)	$(2.59)	$(2.68)	$(1.52)	$(1.92)	$(1.63)

Weighted-average number of common shares used in computing net loss per share applicable to common stockholders-basic and diluted	45,898	40,420	37,430	33,303	31,515

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$144,052	$100,150	$20,950	$27,783	$176,460
Short and long-term investments	147,260	272,800	213,432	108,198	—
Total assets	314,821	389,177	247,647	146,337	186,296
Total current liabilities	18,912	16,745	16,149	14,491	9,253
Long-term deferred revenue	—	3,161	3,704	4,239	4,816
Long-term deferred rent	2,381	1,818	953	1,157	1,818
Warrants to purchase common stock	1,491	2,236	1,244	17,187	14,124
Total stockholder's equity	292,037	365,217	225,597	109,263	156,285
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
Overview
We are a leading biopharmaceutical company in the discovery and development of TGF-beta superfamily therapeutics to treat serious and rare diseases. Our research focuses on key natural regulators of cellular growth and repair, particularly the Transforming Growth Factor-Beta, or TGF-beta, protein superfamily. By combining our discovery and development expertise, including our proprietary knowledge of the TGF-beta superfamily, and our internal protein engineering and manufacturing capabilities, we have generated several innovative therapeutic candidates, all of which encompass novel potential first-in-class mechanisms of action. We have focused and prioritized our research and development activities within three key therapeutic areas: hematologic, neuromuscular and pulmonary. If successful, these candidates could have the potential to significantly improve clinical outcomes for patients across these areas of high, unmet need.
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is an investigational erythroid maturation agent designed to promote red blood cell production through a novel mechanism, and is being developed to treat chronic anemia and associated complications in myelodysplastic syndromes, or MDS, beta-thalassemia, and myelofibrosis. In 2018, we and Celgene announced positive results for two Phase 3 clinical trials with luspatercept; one for the treatment of patients with lower-risk MDS with ring sideroblasts, known as the MEDALIST trial, and another for the treatment of patients with transfusion-dependent beta-thalassemia, also known as the BELIEVE trial. In the MEDALIST trial, luspatercept achieved a highly statistically significant improvement in the primary endpoint of red blood cell (RBC) transfusion independence of at least 8 consecutive weeks during the first 24 weeks compared to placebo. In the BELIEVE trial, luspatercept achieved a highly statistically significant improvement in the primary endpoint of erythroid response, which was defined as at least a 33 percent reduction from baseline in red blood cell (RBC) transfusion burden with a reduction of at least 2 units during the protocol-defined period of 12 consecutive weeks, from week 13 to week 24, compared to placebo. Results from the MEDALIST and BELIEVE trials were then presented during plenary and oral sessions, respectively, at the 60th American Society of Hematology Annual Meeting and Exposition in December 2018, and we expect to submit these results for publication during 2019. Both of these presentations were selected for "Best of ASH," chosen from among the thousands of meeting abstracts as "the biggest breakthroughs from the meeting's scientific presentations." We and Celgene are planning regulatory application submissions for luspatercept in both MDS and beta-thalassemia in the United States in April 2019 and in Europe in the first half of 2019.
In addition to the MEDALIST and BELIEVE Phase 3 clinical trials with luspatercept, Celgene is currently conducting a Phase 2 clinical trial in non-transfusion-dependent beta-thalassemia patients, referred to as the BEYOND trial, with preliminary top-line results currently expected in 2020. Celgene has also initiated a Phase 3 clinical trial, the COMMANDS trial, in first-line, lower-risk MDS patients and enrollment is ongoing. Enrollment is also currently ongoing in a Phase 2 clinical trial being conducted by Celgene for the treatment of patients with myelofibrosis, a rare bone marrow disorder, with preliminary top-line results currently expected in the second half of 2019. If luspatercept were to receive regulatory approval for each of these indications in the United States and Europe, we believe that there is an annual peak sales opportunity for luspatercept in excess of $2 billion across the indications in the BEYOND trial and the luspatercept Phase 3 clinical trials, and an annual peak sales opportunity for luspatercept in excess of $1 billion in myelofibrosis. We and Celgene are also evaluating further research of luspatercept for the treatment of anemia in potential new indications that could provide additional sales opportunities.
For sotatercept, we have the rights to fund, develop, and lead the global commercialization of sotatercept in pulmonary hypertension, which we refer to as the PH field, including pulmonary arterial hypertension, or PAH. PAH is a rare and chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in the pulmonary arteries. We are currently enrolling the PULSAR Phase 2 clinical trial of sotatercept for the treatment of patients with PAH with preliminary results expected in the first half of 2020, and we recently initiated an exploratory study, called SPECTRA, in the first quarter of 2019 to provide us with further understanding of sotatercept's impact on PAH. If sotatercept is commercialized to treat PAH and we recognize such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in PAH, and in this scenario we will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which we recognize such revenue.

For luspatercept and, outside of the PH field, sotatercept, Celgene is responsible for paying 100% of the development costs for all clinical trials. We may receive a maximum of $545.0 million for the potential development, regulatory and commercial milestone payments. If luspatercept and, outside of the PH field, sotatercept are commercialized, we are eligible to receive a royalty on net sales in the low-to-mid 20% range. We have a co-promotion right in North America, for which our commercialization costs provided in the commercialization plan and budget as approved by the Joint Commercialization Committee will be entirely funded by Celgene, and from time to time we may elect to conduct additional activities to support commercialization of luspatercept at our own expense.
We are independently developing our wholly-owned neuromuscular candidate, ACE-083. ACE-083 is designed for the treatment of focal muscle disorders, and we are currently conducting Phase 2 clinical trials with ACE-083 in patients with facioscapulohumeral muscular dystrophy, or FSHD, as well as in patients with Charcot-Marie-Tooth disease, or CMT. We previously announced results from part 1 of each of our Phase 2 clinical trials in patients with FSHD and CMT showing increases in mean total and contractile muscle volume, reductions in fat fraction, and an encouraging safety profile. Enrollment is complete in part 2 of the ACE-083 Phase 2 clinical trial in patients with FSHD and is ongoing in the ACE-083 Phase 2 clinical trial in patients with CMT. We expect to announce preliminary results from part 2 of each of these Phase 2 clinical trials by the second half of 2019 for FSHD and by year end for CMT.
In addition to our mid- to late-stage clinical programs, we are currently conducting a Phase 1 healthy volunteer study with ACE-2494, our wholly-owned systemic muscle agent from our proprietary platform technology, IntelliTrap™, and we expect to report preliminary results from this healthy volunteer study in the first half of 2019. We are also conducting research primarily within our three focused disease areas—hematologic, neuromuscular and pulmonary—in order to identify new therapeutic candidates to advance into clinical trials.
As of December 31, 2018, our operations have been funded primarily by $105.1 million in equity investments from venture investors, $539.7 million from public investors, $123.7 million in equity investments from our collaboration partners and $284.2 million in upfront payments, milestones, and net research and development payments from our collaboration partners. We estimate that we have spent approximately $103.9 million, $89.7 million, and $68.6 million, on research and development for the years ended December 31, 2018, 2017, and 2016, respectively. On January 18, 2019, we completed the sale of 5,348,838 shares of common stock at a public offering price of $43.00 per share, resulting in net proceeds to us of approximately $215.8 million. In connection with the January 2019 public offering, on February 12, 2019, the underwriters fully exercised their option to purchase an additional 802,325 shares of our common stock. The total net proceeds to us from the January 2019 public offering and the underwriters' exercise of their option to purchase additional shares of our common stock was $248.2 million.
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
We will not generate revenue from product sales unless and until we or a partner successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates. We expect that this will take a number of years and is subject to significant uncertainty. All current and future development and commercialization costs for luspatercept and, outside of pulmonary hypertension, sotatercept, as agreed to between us and Celgene are paid by Celgene. From time to time we may elect to conduct additional activities to support luspatercept at our own expense. If we obtain regulatory approval for ACE-083, sotatercept in the PH field, ACE-2494 or any future therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our therapeutic candidates.
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
We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our therapeutic candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our therapeutic candidates for which we or any partner obtain regulatory approval. We or our partners may never succeed in achieving regulatory approval for any of our therapeutic candidates. The duration, costs and timing of clinical trials and development of therapeutic candidates will depend on a variety of factors, including:

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
From inception through December 31, 2018, we have incurred $658.7 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Research and development expenses associated with luspatercept, and outside of pulmonary hypertension, sotatercept, are generally reimbursed 100% by Celgene. These reimbursements are recorded as revenue. We are expensing the costs of a Phase 1 clinical trial for ACE-2494, and Phase 2 clinical trials for luspatercept, sotatercept, and ACE-083, of which the luspatercept clinical trials are reimbursed by Celgene. Our Phase 2 clinical trials for dalantercept have been discontinued.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies, except for luspatercept costs for the purposes of billing Celgene. Our external research and development expenses during the years ended December 31, 2018, 2017 and 2016, were as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Luspatercept(1)	$6,518	$6,616	$6,945
Sotatercept(2)	8,633	495	—
Dalantercept(3)	—	4,718	6,757
ACE-083	11,778	9,797	4,973
ACE-2494	2,157	4,382	1,045
ACE-1334	2,064	—	—
Total direct research and development expenses	31,150	26,008	19,720
Other expenses(4)	72,752	63,718	48,860
Total research and development expenses	$103,902	$89,726	$68,580
___________________________________________

(1)	These expenses associated with luspatercept are reimbursed 100% by Celgene.

(2)	These expenses are associated with our development of sotatercept in pulmonary arterial hypertension.

(3)	Development of dalantercept has been discontinued.

(4)	Other expenses include employee and unallocated contractor-related expenses, facility expenses, lab supplies and miscellaneous expenses.
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
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (ASC 606), using the modified retrospective transition method. Under this method, results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605.

We have primarily generated revenue through collaboration, license and research arrangements, which are within the scope of ASC 606, with collaboration partners for the development and commercialization of therapeutic candidates. The arrangements generally contain performance obligations, which may include (1) licenses, or options to obtain licenses, to our technology, (2) research and development activities performed for the collaboration partners (3) participation on joint development committees (JDCs), and (4) the manufacturing of clinical or preclinical material. Payments pursuant to these arrangements typically include non-refundable, upfront payments, milestone payments upon achieving significant development events, research and development reimbursements, sales milestones, exercises of options, and royalties on future product sales.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets, including collaboration receivables.

To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Depending on the nature of the performance obligation these assessments require management to make significant judgments and estimates.

Exclusive Licenses

If the license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred and the customer is able to use and benefit from the license. In order to assess whether the license is distinct, we consider the capabilities of the collaboration partner and the availability of the necessary expertise in the general marketplace to determine whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining elements. For licenses determined not to be distinct, we use judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement.

Research and Development Services

The promises under our collaboration and license agreements generally include research and development services to be performed by us on behalf of the collaboration partner. As the provision of research and development services is a part of our central operations, when we are principally responsible for the performance of these services under the agreements, we recognize revenue on a gross basis for research and development services in accordance with the ASC 606 framework described above.

Customer Options

Our agreements may contain options which provide the collaboration partner the right to obtain additional licenses. If an arrangement is determined to contain customer options, the goods and services underlying the customer options are not considered to be performance obligations at the inception of the arrangement, and the associated option fees are not included in the transaction price. We evaluate the customer options to determine if they represent material rights, which may include options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone Payments

At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the respective milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or our licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to our efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, we generally allocate the milestone amount entirely to that performance obligation.

The next likely clinical milestone payment for luspatercept would be $25.0 million and result from U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMA) acceptance of a Biologics Licensing Application or equivalent for luspatercept in either myelodysplastic syndromes or beta-thalassemia. The Company and Celgene are planning regulatory application submissions for luspatercept in the United States in April 2019 and in Europe in the first half of 2019. Following application submission, the FDA will determine the acceptance of the application for "filing" by 60 days from the submission date. Similarly, the EMA will validate the application within 10 days of submission. In accordance with the Company's accounting policy regarding revenue recognition as described in Note 2, the revenue associated with this milestone will be recognized once it is probable that the applications are accepted for review by either the FDA or EMA. Milestone payments that are not within the control of the Company or the licensee are not considered probable of being achieved until those approvals are received. The acceptance of the application is not within the control of the Company or the licensee, and therefore, as of December 31, 2018, the Company cannot determine if it is probable that a regulatory agency will accept the application.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of its licensing arrangements.
Accrued Clinical Trial Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing contracts, and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost:

•	CROs and investigative sites in connection with clinical studies;

•	vendors in connection with preclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.
We base our expenses related to CROs and third-party service providers on our estimates of the services provided and efforts expended pursuant to quotes and contracts with CROs and third parties that conduct research and development on our behalf, as well as discussion with internal personnel and external service providers as to the progress of the services and the agreed-upon fee to be paid for such services. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become know, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of subjects enrolled, and the rate of enrollment may vary from its estimates and could result in us reporting amounts that are too high or too low in a particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs and third-party service providers. To date, we have not experienced any material differences between accrued costs and actual costs incurred.
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
In July 2018, the Company early adopted ASU 2018-07, which expands the scope of Topic 718 to include share-based payments to non-employees. In connection with the adoption of this standard, the Company changed its accounting policy to establish the fair value of awards to non-employees at adoption date for existing awards and at grant date for new awards, rather than to mark such awards to market through the vesting period of the award. Additionally under the new guidance, the Company will use qualitative factors, such as exercise behavior and expected term to establish the term of the awards, rather than using contractual term, when valuing the awards. Forfeitures will be recognized as they occur.
We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (1) the expected volatility of our stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. We estimate our volatility by using a blend of our stock price history, for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant. Due to the lack of a public market for our common stock prior to the completion of our initial public offering in September 2013, and resulting lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar publicly traded companies. For these analyses, we have selected companies with characteristics that we believe are comparable to ours, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period as the calculated expected term of our stock-based awards. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.
Stock-based compensation totaled approximately $24.6 million, $28.2 million and $18.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect the impact of our stock-based compensation expense for stock-based awards granted to employees and non-employees to grow in future periods due to the potential increases in the value of our common stock and headcount.
Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
			Increase (Decrease)
(in thousands)	2018	2017
Revenue:
Collaboration revenue:
License and milestone	$—	$541	$(541)
Cost-sharing, net	13,991	12,940	1,051
Total revenue (all amounts are with a related party)	13,991	13,481	510
Costs and expenses:
Research and development	103,902	89,726	14,176
General and administrative	34,503	33,738	765
Total costs and expenses	138,405	123,464	14,941
Loss from operations	(124,414)	(109,983)	(14,431)
Other income, net	5,516	1,561	3,955
Loss before income taxes	(118,898)	(108,422)	(10,476)
Income tax provision	27	(32)	59
Net loss	$(118,871)	$(108,454)	$(10,417)

Revenue.    We recognized revenue of $14.0 million in the year ended December 31, 2018, compared to $13.5 million in the year ended December 31, 2017. All of the revenue in both periods was derived from the Celgene agreements. Significant factors resulting in this $0.5 million  increase include:
•an increase in cost-sharing revenue of $1.1 million primarily due to an increase in external expenses in preparation for the commercial launch of luspatercept; offset by
•a decrease in license and milestone revenue of $0.6 million resulting from the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (ASC 606), the impact of which is discussed further in Note 2 to the financial statements in this Annual Report on Form 10-K.
Research and Development Expenses.    Research and development expenses were $103.9 million in the year ended December 31, 2018, compared to $89.7 million in the year ended December 31, 2017. This $14.2 million increase is primarily related to growth in order to support our wholly-owned therapeutic candidates and preclinical programs and includes:
•an increase in personnel expenses totaling $7.3 million;
•an increase in external clinical trial expenses of $8.6 million related to our sotatercept and ACE-083 Phase 2 clinical trials;
•an increase in facility expenses of $1.9 million; offset by
•a decrease in toxicology expenses of $4.5 million as compared to the same period in 2017.
General and Administrative Expenses.    General and administrative expenses were $34.5 million in the year ended December 31, 2018, compared to $33.7 million in the year ended December 31, 2017. The $0.8 million increase was primarily due to an increase in personnel expenses of $0.7 million related to increased headcount to support our growth.

Other Income, Net.    Other income, net was $5.5 million in the year ended December 31, 2018, compared to $1.6 million in the year ended December 31, 2017. This $3.9 million increase was primarily due to a $3.0 million increase in the interest earned on our investment portfolio as a result of our higher balance of interest-bearing cash equivalents and short- and long-term investments.
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

Revenue.    We recognized revenue of $13.5 million in the year ended December 31, 2017, compared to $27.8 million in year ended December 31, 2016. All of the revenue in both periods was derived from the Celgene agreements. This $14.3 million decrease was primarily due to the receipt of a $15.0 million milestone payment from Celgene for the initiation of a Phase 3 clinical trial with luspatercept in 2016, offset in part by an increase in cost-sharing revenue of $0.7 million primarily related to an increase in reimbursement for personnel compared to the prior year.
Research and Development Expenses.    Research and development expenses were $89.7 million in the year ended December 31, 2017, compared to $68.6 million in the year ended December 31, 2016. This $21.1 million increase was primarily due to increases in personnel expenses totaling $13.5 million to support development of our wholly-owned therapeutic candidates and preclinical programs, which includes an increase in stock-based compensation expense of $6.1 million. Other increases include clinical trial and toxicology expenses of $6.5 million and miscellaneous research and drug supply of $2.0 million. These increases were partially offset by a decrease in in-licensing expense related to payments that we made in connection with the achievement of a milestone in 2016 totaling $0.9 million.
General and Administrative Expenses.    General and administrative expenses were $33.7 million in the year ended December 31, 2017, compared to $25.3 million in the year ended December 31, 2016. The $8.4 million increase was primarily due to an increase in personnel expenses of $8.7 million, which includes an increase in stock-based compensation expense of $3.6 million. The increase in stock-based compensation was primarily due to the modification of a former executive officer's equity awards announced in May 2017.
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
Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of December 31, 2018, we had an accumulated deficit of $586.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of December 31, 2018, our operations have been primarily funded by $105.1 million in equity investments from venture investors prior to our IPO, $539.7 million from public investors, $123.7 million in equity investments from our partners and $284.2 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
On January 11, 2016, we completed the sale of 3,750,000 shares of our common stock, at a public offering price of $40.00 per share, resulting in net proceeds to us of $140.4 million. On September 25, 2017, we completed the sale of 5,405,406 shares of our common stock at a public offering price of $37.00 per share. In connection with the September 2017 public offering, on October 4, 2017, the underwriters fully exercised their option to purchase an additional 810,810 shares of our common stock. The total net proceeds to us from the September 2017 public offering and the underwriters' exercise of their option to purchase additional shares of our common stock was $215.8 million. On January 18, 2019, we completed the sale of 5,348,838 shares of our common stock, at a public offering price of $43.00 per share, resulting in net proceeds to us of $215.8 million. In connection with the January 2019 public offering, on February 12, 2019, the underwriters fully exercised their option to purchase an additional 802,325 shares of our common stock. The total net proceeds to us from the January 2019 public offering and the underwriters' exercise of their option to purchase additional shares of our common stock was $248.2 million.
As of December 31, 2018, we had $291.3 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the years set forth below:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(94,706)	$(76,544)	$(44,545)
Investing activities	122,927	(64,366)	(108,805)
Financing activities	16,146	220,296	146,667
Net increase (decrease) in cash and cash equivalents	$44,367	$79,386	$(6,683)
Operating Activities.
Net cash used in operating activities was $94.7 million for the year ended December 31, 2018, compared to $76.5 million and $44.5 million for the years ended December 31, 2017 and 2016, respectively. Net cash used in operating activities has increased over this three-year period as a result of increased headcount and related facilities as well as additional external expenses to support our wholly-owned therapeutic programs. The change primarily consists of our net losses adjusted for non-cash items and changes in components of operating assets and liabilities as follows:
•for the year ended December 31, 2018, a net loss of $118.9 million adjusted for non-cash items including: stock-based compensation expense of $24.6 million and depreciation and amortization expense of $3.7 million, and a net decrease of $4.6 million due to changes in operating assets and liabilities. The significant items in the change in operating assets and liabilities include an increase in prepaid expenses of $3.0 million primarily for start-up activities for the PULSAR clinical trial, and an increase in collaboration receivables of $3.5 million.
•for the year ended December 31, 2017, a net loss of $108.5 million adjusted for non-cash items including: stock-based compensation expense of $28.2 million, depreciation and amortization expense of $2.8 million and an increase in fair value of warrants of $1.0 million.
•for the year ended December 31, 2016, a net loss of $57.0 million adjusted for non-cash items including: stock-based compensation expense of $18.6 million, depreciation and amortization expense of $1.7 million, and a decrease in fair value of warrants of $7.3 million.

Investing Activities.
Net cash provided by investing activities was $122.9 million for the year ended December 31, 2018, compared to net cash used in investing activities of $64.4 million and $108.8 million for the years ended December 31, 2017 and 2016, respectively. Net cash provided by or used in, as applicable, investing activities primarily consisted of the following amounts relating to the activity within our investment portfolio:
•for the year ended December 31, 2018, net maturities of investments of $125.5 million;
•for the year ended December 31, 2017, net purchases of investments of $60.0 million; and
•for the year ended December 31, 2016, net purchases of investments of $105.4 million.
Net maturities for the year ended December 31, 2018 is the result of managing our investment portfolio to meet our projected cash requirements. Net purchases during the years ended December 31, 2017 and 2016 were due to the implementation of our investment policy when we began to invest the money raised in our September 2017 and January 2016 public offerings in marketable securities.
Financing Activities.
Net cash provided by financing activities was $16.1 million for the year ended December 31, 2018, compared to $220.3 million and $146.7 million for the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities primarily consisted of net proceeds from our public offerings in 2017 and 2016, and, in all periods, cash proceeds from the exercise of stock options and issuance of common stock related to the employee stock purchase plan, as follows:
•for the year ended December 31, 2018, cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan of $16.3 million;
•for the year ended December 31, 2017, net proceeds of $215.8 million from our September 2017 public offering and the underwriters full exercise of the over-allotment option in the offering, as well as $4.5 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan; and
•for the year ended December 31, 2016, net proceeds $140.7 million from our January 2016 public offering, as well as $6.0 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan.
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
Based on our current operating plan and projections, we believe that our current cash, cash equivalents and investments, together with the net proceeds from our January 2019 public offering, will be sufficient to fund our projected operating requirements until such time as we expect to receive significant royalty revenue from luspatercept sales. However, if there are changes in our operating plan or projections, we may need to raise additional funds for future development and operational plans and activities.
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
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the achievement of milestones under our agreements with Celgene;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our therapeutic candidates and potential therapeutic candidates;

•	the number and characteristics of therapeutic candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our therapeutic candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the costs involved in defending and prosecuting litigation regarding in-licensed intellectual property.
Contractual Obligations and Commitments
The following is a summary of our long-term contractual cash obligations as of December 31, 2018.

(in thousands)	Total	2019	2020 through 2021	2022 through 2023	After 2023
Operating lease obligations(1)	$39,402	$8,195	$16,618	$14,589	$—
Less: sublease income(2)	(915)	(717)	(198)	—	—
Total	$38,487	$7,478	$16,420	$14,589	$—
_____________________________________

(1)
We lease office and lab space at 128 Sidney Street, 149 Sidney Street, 99 Erie Street, and 167 Sidney Street in Cambridge, Massachusetts under noncancelable operating leases that expire in September 2023. We also lease office space at 125 Sidney Street under a noncancelable operating lease that expires in March 2021. Our leasehold improvements are being amortized over 4-7 years which represent the shorter of their useful life or remaining lease term. In accordance with the leases, the Company entered into cash-collateralized, irrevocable standby letters of credit totaling $1.6 million, naming the respective landlords as beneficiaries.

(2)
In July 2017, we entered into a sublease for 11,825 square feet of office and lab space at 99 Erie Street in Cambridge Massachusetts beginning on August 1, 2017. In January 2018 the subtenant exercised their right to extend the sublease through December 31, 2018. In December 2018, we entered into a new sublease agreement with a new subtenant, which commences upon the original subtenant vacating the facility. The new subtenant will pay rent on the lease through March 31, 2020.
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

Net Operating Loss (NOL) Carryforwards
We have deferred tax assets of approximately $183.0 million as of December 31, 2018, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards, research and development tax credit carryforwards, and deferred revenue, accruals and other temporary differences. As of December 31, 2018, we had federal NOL carryforwards of approximately $556.0 million and state NOL carryforwards of $515 million available to reduce future taxable income, if any. Of these federal and state NOL carryforwards, $438.0 million and $515 million, respectively, will expire at various times through 2038. The federal NOL of $118.0 million generated in 2018 can be carried forward indefinitely. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection with our public offerings or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be limited or lost. For additional information about our taxes, see Note 13 to the financial statements in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2018 and December 31, 2017, we had cash, cash equivalents and investments of $291.3 million and $372.9 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
Item 8.    Financial Statements and Supplementary Data
All financial statements and supplementary data required to be filed hereunder are filed as listed under Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by this reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective.
Management's Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Acceleron Pharma Inc.

Opinion on Internal Control over Financial Reporting

We have audited Acceleron Pharma Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acceleron Pharma Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acceleron Pharma Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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
The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K and is incorporated herein by this reference.

(b)
The Exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

(c)	None.
Item 16.    Form 10-K Summary
None.

Acceleron Pharma Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Acceleron Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acceleron Pharma Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments.

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
Boston, Massachusetts
February 27, 2019

Acceleron Pharma Inc.
Consolidated Balance Sheets
(amounts in thousands except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$144,052	$100,150
Short-term investments	147,260	177,077
Collaboration receivables (all amounts are with a related party)	7,039	3,570
Prepaid expenses and other current assets	7,662	4,446
Total current assets	306,013	285,243
Property and equipment, net	7,106	6,966
Long-term investments	—	95,723
Restricted cash	1,597	1,132
Other assets	105	113
Total assets	$314,821	$389,177
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$419	$1,086
Accrued expenses	18,209	14,936
Deferred revenue	—	541
Deferred rent	284	182
Total current liabilities	18,912	16,745
Deferred revenue, net of current portion	—	3,161
Deferred rent, net of current portion	2,381	1,818
Warrants to purchase common stock	1,491	2,236
Total liabilities	22,784	23,960
Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 46,260,747 and 45,261,175 shares issued and outstanding at December 31, 2018 and 2017, respectively	47	46
Additional paid-in capital	879,099	839,090
Accumulated deficit	(586,549)	(473,024)
Accumulated other comprehensive loss	(560)	(895)
Total stockholders' equity	292,037	365,217
Total liabilities and stockholders' equity	$314,821	$389,177
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Collaboration revenue:
License and milestone	$—	$541	$15,550
Cost-sharing, net	13,991	12,940	12,221
Total revenue (all amounts are with a related party)	13,991	13,481	27,771
Costs and expenses:
Research and development	103,902	89,726	68,580
General and administrative	34,503	33,738	25,297
Total costs and expenses	138,405	123,464	93,877
Loss from operations	(124,414)	(109,983)	(66,106)
Other (expense) income, net	(52)	(992)	7,262
Interest income	5,568	2,553	1,854
Total other income, net	5,516	1,561	9,116
Loss before income taxes	(118,898)	(108,422)	(56,990)
Income tax benefit (provision)	27	(32)	(24)
Net loss	$(118,871)	$(108,454)	$(57,014)
Other comprehensive loss:
Net unrealized holding gains (losses) on short- and long-term investments during the period net of tax of $95 thousand, zero, and zero for the years ended December 31, 2018, 2017, and 2016, respectively	335	(470)	(205)
Comprehensive loss	$(118,536)	$(108,924)	$(57,219)

Net loss per share- basic and diluted	$(2.59)	$(2.68)	$(1.52)

Weighted-average number of common shares used in computing net loss per share- basic and diluted	45,898	40,420	37,430

See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands except share and per share data)

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2015	33,313,355	$34	$416,926	$(307,477)	$(220)	$109,263
Stock-based compensation	—	—	18,557	—	—	18,557
Issuance of common stock, net of expense $665	3,750,000	4	140,340	—	—	140,344
Exercise of stock options	885,075	1	5,311	—	—	5,312
Issuance of common stock related to ESPP	30,671	—	658	—	—	658
Net exercise of warrants to purchase common stock	272,725	—	8,682	—	—	8,682
Unrealized loss on available-for-sale securities	—	—	—	—	(205)	(205)
Net loss	—	—	—	(57,014)	—	(57,014)
Balance at December 31, 2016	38,251,826	39	590,474	(364,491)	(425)	225,597
Stock-based compensation	—	—	28,248	—	—	28,248
Issuance of common stock, net of expense $397	6,216,216	6	215,796	—	—	215,802
Exercise of stock options	474,056	1	3,892	—	—	3,893
Vesting of restricted stock units	282,158	—	(226)	—	—	(226)
Issuance of common stock related to ESPP	33,698	—	827	—	—	827
Net exercise of warrants to purchase common stock	3,221	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(470)	(470)
Effect of adoption of ASU 2016-09	—	—	79	(79)	—	—
Net loss	—	—	—	(108,454)		(108,454)
Balance at December 31, 2017	45,261,175	46	839,090	(473,024)	(895)	365,217
Stock-based compensation	—	—	24,569	—	—	24,569
Exercise of stock options	779,711	1	15,930	—	—	15,931
Vesting of restricted stock units	170,516	—	(731)	—	—	(731)
Issuance of common stock related to ESPP	30,896	—	1,085	—	—	1,085
Net exercise of warrants to purchase common stock	18,449	—	797	—	—	797
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	335	335
Effect of adoption of ASC 606	—	—	—	3,705	—	3,705
Effect of adoption of ASU 2018-07	—	—	(1,641)	1,641	—	—
Net loss	—	—	—	(118,871)	—	(118,871)
Balance at December 31, 2018	46,260,747	$47	$879,099	$(586,549)	$(560)	$292,037
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net loss	$(118,871)	$(108,454)	$(57,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,747	2,825	1,676
Stock-based compensation	24,569	28,248	18,557
Change in fair value of warrants	52	992	(7,262)
Other non-cash items	357	176	(8)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,986)	(675)	(1,411)
Collaboration receivables (all amounts are with a related party)	(3,470)	(336)	394
Accounts payable	(673)	(504)	644
Accrued expenses	1,904	1,493	524
Deferred revenue	—	(543)	(549)
Deferred rent	665	234	(96)
Net cash used in operating activities	(94,706)	(76,544)	(44,545)
Investing Activities
Purchase of investments	(73,570)	(179,935)	(218,314)
Proceeds from sales and maturities of investments	199,087	119,965	112,889
Purchases of property and equipment	(2,590)	(4,396)	(3,380)
Net cash provided by (used in) investing activities	122,927	(64,366)	(108,805)
Financing Activities
Proceeds from issuance of common stock from public offering, net of issuance costs	—	215,802	140,697
Payments for withholding taxes on restricted stock units	(731)	(226)	—
Proceeds from issuances of common stock related to employee stock purchase plan	1,085	827	658
Proceeds from exercise of stock options and warrants to purchase common stock	15,931	3,893	5,312
Payments for capital lease expenditures	(139)	—	—
Net cash provided by financing activities	16,146	220,296	146,667
Net increase (decrease) in cash, cash equivalents and restricted cash	44,367	79,386	(6,683)
Cash, cash equivalents and restricted cash at beginning of year	101,282	21,896	28,579
Cash, cash equivalents and restricted cash at end of year	$145,649	$101,282	$21,896
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of warrant liability to additional paid-in capital	$797	$—	$8,682
Capitalized follow-on public offering costs included in accrued expenses	$221	$—	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$1,159	$194	$397
See accompanying notes to consolidated financial statements.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

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
Collaboration Receivable
Credit is extended to customers based upon an evaluation of the customer's financial condition. Collaboration receivables are recorded at net realizable value. The Company does not charge interest on past due balances. Collaboration receivables are

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

determined to be past due when the payment due date is exceeded. The Company utilizes a specific identification accounts receivable reserve methodology based on a review of outstanding balances and previous activities to determine the allowance for doubtful accounts. The Company charges off uncollectible receivables at the time the Company determines the receivable is no longer collectible. The Company did not have an allowance for doubtful accounts at December 31, 2018 or 2017.
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
Cash, Cash Equivalents and Short-term and Long-term Investments
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts, as well as marketable securities with a remaining maturity of 90 days or less. Cash equivalents are carried at cost, which approximates their fair market value.
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at December 31, 2018 and 2017 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the years ended December 31, 2018, 2017 and 2016.
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
The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2018 and December 31, 2017 was $51.2 million and $193.6 million, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of December 31, 2018 and December 31, 2017 was $94.3 million and $67.0 million, respectively. The aggregate unrealized loss for those securities in an unrealized loss position for more than twelve months was $0.4 million and $0.3 million, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2018 and December 31, 2017.
Concentrations of Credit Risk and Off-Balance Sheet Risk

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

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
Disclosure of Fair Value of Financial Instruments
The Company's financial instruments include cash, cash equivalents, short-term and long-term investments, collaboration receivables, common stock warrants, accounts payable, and accrued expenses. See discussion below on the determination of the fair value of the Company's common stock warrants and short-term and long-term investments. The carrying value of the remainder of the Company's financial instruments approximated their fair values at December 31, 2018 and 2017 due to the short-term nature of these instruments. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.
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
The following tables set forth the Company's financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of December 31, 2018 and 2017 (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$74,023	$—	$—	$74,023
Corporate obligations	—	128,920	—	128,920
U.S. Treasury securities	—	56,978	—	56,978
Certificates of deposit	—	1,715	—	1,715
Mortgage and other asset backed securities	—	26,874	—	26,874
Restricted cash	1,597	—	—	1,597
Total assets	$75,620	$214,487	$—	$290,107
Liabilities:
Warrants to purchase common stock	$—	$—	$1,491	$1,491
Total liabilities	$—	$—	$1,491	$1,491

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$90,702	$—	$—	$90,702
Corporate obligations	—	158,849	—	158,849
U.S. Treasury securities	—	37,813	—	37,813
Certificates of deposit	—	12,244	—	12,244
Mortgage and other asset backed securities	—	67,888	—	67,888
Restricted cash	1,132	—	—	1,132
Total assets	$91,834	$276,794	$—	$368,628
Liabilities:
Warrants to purchase common stock	$—	$—	$2,236	$2,236
Total liabilities	$—	$—	$2,236	$2,236

The money market funds noted above are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2018 and 2017.
The following table sets forth a summary of changes in the fair value of the Company's common stock warrant liabilities, which represent a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
	2018	2017
Beginning balance	$2,236	$1,244
Change in fair value	52	992
Exercises	(797)	—
Ending balance	$1,491	$2,236
The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. The Black-Scholes method of valuation involves using inputs such as the fair value of the Company's stock, stock price volatility, the contractual term of the warrants, risk-free interest rates, and dividend yields. At each reporting period the Company evaluates the best valuation methodology. At December 31, 2018, and December 31, 2017 the Black-Scholes option pricing model was used, and at December 31, 2016, the Monte Carlo simulation framework was used. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.
See Note 7 for further discussions of the accounting for the warrants, as well as for a summary of the significant inputs and assumptions used to determine the fair value of the warrants.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2018 or 2017.
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
The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2018, 2017 and 2016.
Accrued Clinical Trial Expenses
The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which includes the conduct of clinical trials. The Company records the estimated costs of clinical trial activities based upon the estimated amount of services provided and includes the costs incurred but not yet invoiced within accrued liabilities on the balance sheet and within research and development expense in the consolidated statements of operations and comprehensive loss. These costs can be a significant component of the Company's research and development expenses.
The Company estimates the amount of services provided and efforts expended pursuant to quotes and contracts with third parties, as well as discussion with internal personnel and external service providers as to the progress of the services and the

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

agreed-upon fee to be paid for such services. The Company makes significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, it adjusts its accrued estimates. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed, the number of subjects enrolled, and the rate of enrollment may vary from its estimates and could result in the Company reporting amounts that are too high or too low in a particular period. The Company's accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from contract research organizations and third-party service providers. To date, the Company has not experienced any material differences between accrued costs and actual costs incurred.
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
Years Ended December 31, 2018, 2017 and 2016

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

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

Stock-Based Compensation
At December 31, 2018, the Company had two stock-based compensation plans, which are more fully described in Note 11. The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718), which requires the recognition of expense related to the fair value of stock-based compensation awards in the consolidated statements of operations and comprehensive loss.
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
In July 2018, the Company early adopted ASU 2018-07, which expands the scope of Topic 718 to include share-based payments to non-employees. In connection with the adoption of this standard, the Company changed its accounting policy to establish the fair value of awards to non-employees at adoption date for existing awards and at grant date for new awards, rather than to mark such awards to market through the vesting period of the award. Additionally under the new guidance, the Company will use qualitative factors, such as exercise behavior and expected term to establish the term of the awards, rather than using contractual term, when valuing the awards. Forfeitures will be recognized as they occur. Upon adoption, a cumulative adjustment of $1.6 million was booked to increase retained earnings for the impact to the Company's outstanding awards to non-employees. The provisions of the standard were adopted prospectively and prior periods were not retrospectively adjusted.
See Note 11 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company's stock-based compensation plans for the year ended December 31, 2018.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018 or 2017, the Company does not have any significant uncertain tax positions.
Net Loss Per Share
The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2018, 2017 and 2016, the Company has excluded the effects of all potentially dilutive shares, which include outstanding common stock options, warrants to purchase common stock, common stock issuable under the employee stock purchase plan, and restricted stock units, from the weighted-average number of common shares outstanding as their inclusion in the computation for these years would be anti-dilutive due to net losses incurred.
The following is a summary of the common stock equivalents which were excluded from the calculation of diluted net loss per share for the periods indicated (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
	2018	2017	2016
Outstanding stock options	3,513	3,452	3,316
Common stock warrants	39	61	64
Shares issuable under employee stock purchase plan	18	18	23
Restricted stock units	608	604	732
Total excluded common stock equivalents	4,178	4,135	4,135
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of unrealized holdings losses on investments as of December 31, 2018 and 2017.
Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than the January 2019 public offering of common stock as discussed in Note 9 and elsewhere in this Annual Report on Form 10-K.
Recent Accounting Pronouncements - Not Yet Adopted
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

ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and requires modified retrospective method in which the new guidance is applied on the date of the initial application. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, intended to ease the implementation of the new lease standard for financial statement preparers by, among other things, allowing for an additional transition method. In lieu of presenting transition requirements to comparative periods, as previously required, an entity may now elect to show a cumulative effect adjustment on the date of adoption without the requirement to recast prior financial statements or disclosures presented in accordance with ASU 2016-02. The Company expects to adopt the new standard and elect to use the cumulative effect adjustment transition option effective January 1, 2019, which will be the initial date of application.

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

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

In preparation for adoption of the standard, the Company is in the process of implementing internal controls to enable the preparation of financial information including the assessment of the impact of the standard. The adoption of the new standard is expected to result in the recognition of additional lease liabilities and right-of-use assets as of January 1, 2019 which will have a material impact to the Company’s consolidated balance sheets.
3. Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2018	2017
Computer equipment and software	$1,712	$1,501
Office equipment	672	522
Laboratory equipment	19,948	17,268
Leasehold improvements	11,668	11,501
Construction in progress	1,139	584
Total property and equipment	35,139	31,376
Accumulated depreciation and amortization	(28,033)	(24,410)
Property and equipment, net	$7,106	$6,966
Depreciation and amortization expense was $3.7 million, $2.8 million and $1.7 million for the years ending December 31, 2018, 2017 and 2016, respectively.
4. Restricted Cash
On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of the adoption, there was no impact to cash flows from investing or financing activities for the year ended December 31, 2018, 2017, and 2016. The $1.1 million of restricted cash related to collateral for the Company's facility lease obligation and its credit cards, which was previously reported as an adjustment to net loss in cash flows used in operating activities for the year ended December 31, 2017 and 2016 is no longer presented within the net change in cash, cash equivalents and restricted cash, as it is considered part of cash, cash equivalents and restricted cash.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$144,052	$100,150	$20,950
Restricted cash	1,597	1,132	946
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	145,649	101,282	21,896
As of December 31, 2018, 2017, and 2016, the Company maintained letters of credit totaling $1.6 million, $1.1 million and $0.9 million, respectively, held in the form of certificates of deposit as collateral for the Company's facility lease obligations and its credit cards.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

5. Cash, Cash Equivalents and Short-term and Long-term Investments
The following is a summary of cash, cash equivalents and available-for-sale securities as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$144,064	$—	$(12)	$144,052
Available-for-sale securities:
Corporate obligations due in one year or less	73,671	—	(267)	73,404
U.S. Treasury securities due in one year or less	45,346	—	(79)	45,267
Certificates of deposit due in one year or less	1,715	—	—	1,715
Mortgage and other asset backed securities due in one year or less	26,982	—	(108)	26,874
Total available-for-sale securities	$147,714	$—	$(454)	$147,260
Total cash, cash equivalents and available-for-sale securities	$291,778	$—	$(466)	$291,312

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$100,150	$—	$—	$100,150
Available-for-sale securities:
Corporate obligations due in one year or less	99,792	—	(219)	99,573
Corporate obligations due in more than one year	57,537	—	(261)	57,276
U.S. Treasury securities due in one year or less	27,987	—	(93)	27,894
U.S. Treasury securities due in more than one year	9,968	—	(48)	9,920
Certificates of deposit due in one year or less	10,529	—	—	10,529
Certificates of deposit due in more than one year	1,715	—	—	1,715
Mortgage and other asset backed securities due in one year or less	39,236	—	(155)	39,081
Mortgage and other asset backed securities due in more than one year	26,931	—	(119)	26,812
Total available-for-sale securities	$273,695	$—	$(895)	$272,800
Total cash, cash equivalents and available-for-sale securities	$373,845	$—	$(895)	$372,950
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Research and development related	$8,144	$4,014
Employee compensation	7,975	6,809
Professional services	621	1,183
Accrued purchases	351	150
Other	1,118	2,780
Total accrued expenses	$18,209	$14,936

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

7. Warrants
Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	December 31, 2018	December 31, 2017	Price Per Share	Expiration	December 31, 2018	December 31, 2017
Warrants to purchase common stock	39	61	$5.88	June 10, 2020 - July 9, 2020	Liability (1)	Liability (1)
All warrants	39	61	$5.88
______________________________________________________________________

(1)	In January 2018, the warrant holders exercised warrants to purchase 21,258 shares of Common Stock on a net basis, resulting in the issuance of 18,449 shares of Common Stock.
Upon issuance the Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the consolidated statements of operations and comprehensive loss for each reporting period thereafter. The fair value of the common stock warrants was recorded as a discount to the preferred stock issued, and the preferred stock was accreted to the redemption value. At the end of each reporting period, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an increase (decrease) in fair value of $0.1 million, $1.0 million and $(7.3) million, respectively, which was recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants. All outstanding warrants were fully vested and exercisable as of December 31, 2018.
8. Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases that expire at various dates through September 2023. All of the Company's leases contain escalating rent clauses, which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods. In addition, the Company received certain lease incentives, and recorded these incentives as deferred rent, which is amortized as a reduction of rent expense over the life of the lease. Rent expense of approximately $5.8 million, $4.8 million and $3.8 million were incurred during the years ended December 31, 2018, 2017 and 2016, respectively.
Future annual minimum lease payments as of December 31, 2018, are as follows (in thousands):

2019	$8,195
2020	8,438
2021	8,180
2022	8,256
2023	6,333
Total	$39,402
In July 2017, the Company entered into a sublease for 11,825 square feet of office and lab space at 99 Erie Street in Cambridge Massachusetts beginning on August 1, 2017. In January 2018 the subtenant exercised their right to extend the sublease through December 31, 2018. In December 2018, the Company entered into a new sublease agreement with a new subtenant, which commences upon the original subtenant vacating the facility. The new subtenant will pay rent on the lease through March 31, 2020. Sublease income of approximately $0.7 million, $0.3 million, and zero was recorded during the years ended December 31, 2018, 2017 and 2016, respectively. Future annual minimum sublease proceeds expected as of December 31, 2018 are as follows (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

2019	$717
2020	198
Total	$915
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. Except as discussed below, the Company was not subject to any material legal proceedings during the years ended December 31, 2018, 2017 and 2016, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2018 and 2017, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 10 for discussion of these arrangements.
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
On January 18, 2019, the Company completed the sale of 5,348,838 shares of common stock at a public offering price of $43.00 per share, resulting in net proceeds to the Company of approximately $215.8 million. In connection with the January 2019 public offering, on February 12, 2019, the underwriters fully exercised their option to purchase an additional 802,325 shares of common stock. The total net proceeds to the Company from the January 2019 public offering and the underwriters' exercise of their option to purchase additional shares of common stock was $248.2 million.
Preferred Stock
The Company’s certificate of incorporation authorizes the Board to issue up to 25,000,000 shares of preferred stock from time to time in one or more series.  The rights, preferences, restrictions, qualifications and limitations of such stock are determined by the Board. As of December 31, 2018 no shares are issued or outstanding.
Common Stock
The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.
The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board. No dividends have been declared or paid by the Company through December 31, 2018.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

Common Stock Reserved for Future Issuance
At December 31, 2018, the Company has reserved for future issuance the following number of shares of common stock (in thousands):

December 31, 2018
Outstanding stock options to purchase common stock	3,513
Outstanding restricted stock units	608
Shares available for future issuance under equity incentive plan	3,556
Warrants to purchase common stock	39
Shares available for future issuance under the employee stock purchase plan	156
Additional shares reserved for unissued, but designated, Preferred Stock	25,000
Total shares of authorized common stock reserved for future issuance	32,872
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
Years Ended December 31, 2018, 2017 and 2016

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
The Company retained responsibility for research and development of sotatercept through the end of Phase 2a clinical trials, as well as manufacturing the clinical supplies for these trials. These activities were substantially completed in 2011. Celgene will be responsible for any sotatercept Phase 3 clinical trials, as well as any additional Phase 2 clinical trials and is responsible for manufacturing or overseeing the manufacture of Phase 3 and commercial supplies. Commensurate with the execution of the Luspatercept Agreement described below, in August 2011 the Company and Celgene agreed to modify the terms of the collaboration. Outside of the PH field, the significant financial terms of the Amended Sotatercept Agreement, which were preserved in the Restated Sotatercept Agreement, are:

•	Since January 1, 2013, Celgene has been responsible for paying 100% of worldwide development costs for the sotatercept program;

•	Celgene will be responsible for all commercialization costs worldwide as agreed in the budget between the Company and Celgene;

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
Years Ended December 31, 2018, 2017 and 2016

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
As of December 31, 2018, the Company has received $44.5 million in research and development funding and milestone payments for the sotatercept program. The next likely clinical milestone payment would be $10.0 million and result from Celgene's start of a Phase 3 study with sotatercept outside of the PH field.
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
The Company retained responsibility for research and development through the end of Phase 1 and the Company's initial luspatercept beta-thalassemia and luspatercept MDS Phase 2 clinical trials, as well as manufacturing the clinical supplies for these studies. Celgene will conduct subsequent Phase 2 and Phase 3 clinical studies and will be responsible for overseeing the manufacture of Phase 3 and commercial supplies by third party contract manufacturing organizations. The significant financial terms of the Luspatercept Agreement are:

•	Since January 1, 2013, Celgene has been responsible for paying 100% of worldwide development costs for the luspatercept program;

•	Celgene will be responsible for all commercialization costs worldwide as agreed in the budget between the Company and Celgene;

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

Additionally, from time to time the Company may elect to conduct additional activities to support luspatercept at its own expense. The Company is eligible to receive clinical milestones of up to $32.5 million, regulatory milestones of up to $105.0 million and commercial milestones of up to $80.0 million for luspatercept. The Company will receive additional, lower development, regulatory, and commercial milestones for any additional products for the treatment of anemia on which Celgene exercises an option.
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
Years Ended December 31, 2018, 2017 and 2016

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
Through December 31, 2018, the Company has received $109.6 million in research and development funding and milestone payments for luspatercept. The next likely clinical milestone payment would be $25.0 million and result from the U.S. Food and Drug Administration or European Medical Association acceptance of a Biologics Licensing Application or equivalent for luspatercept in either myelodysplastic syndromes or beta-thalassemia. The Company has not yet identified additional compounds for the treatment of anemia so there is no assurance that the Company will generate future value from additional products.
Accounting Analysis
The Company accounted for the Restated Sotatercept Agreement and Luspatercept Agreement ander ASC 606, effective January 1, 2018. The Company identified the following material promises under the Restated Sotatercept Agreement and Luspatercept Agreement: (1) licenses to develop and commercialize sotatercept and luspatercept; (2) performance of research and development services; (3) participation in the JDCs; and (4) the performance of the manufacturing services. The Company determined that the licenses to sotatercept and luspatercept technology, the research and development activities, participation in the JDCs and the manufacturing services are each distinct performance obligations. The option rights to future products related to the treatment of anemia under the Luspatercept Agreement are not considered to represent a material right as this right is a protective provision akin to exclusivity and does not represent a customer option to receive the rights or services at a discount. In addition, the Company is under no obligation to discover, develop, or deliver any new compounds that modulate anemia. Therefore, the option right under the Luspatercept Agreement is not a performance obligation. Commercialization support for each of sotatercept and luspatercept is considered to be a participatory right and not a performance obligation. The Company concluded that services provided for the extension studies do not represent a contract modification or a performance obligation but rather a separate services arrangement, which is accounted for as a separate contract. Each study includes one promise, the completion of the study, which is distinct from the performance obligations in the Restated Sotatercept Agreement and Luspatercept Agreement that is satisfied over time, and the consideration for each study approximates the stand-alone selling price. Revenue is recognized as the services for each study are provided.

The most significant change in the Company’s accounting policy relates to the recognition of milestone revenue. Prior to January 1, 2018, the Company recognized revenue in accordance with ASC 605, Revenue Recognition. At the inception of each arrangement that included milestone payments, the Company evaluated, with respect to each milestone, whether the milestone was substantive and at-risk. The Company evaluated factors such as the scientific, regulatory, commercial, and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. On the milestone achievement date, assuming all other revenue recognition criteria are met and the milestone is deemed substantive and at-risk, the Company recognized the payment as license and milestone revenue. For milestones that were not deemed substantive and at-risk, where payment was reasonably assured, the Company recognized the milestone payment over the remaining service period.

Under ASC 606, future potential milestone payments were excluded from the transaction price as they are still subject to completion of on-going clinical studies or other risks that are outside of the Company's control and therefore the risk of significant reversal has not been resolved. The next likely clinical milestone payment for luspatercept would be $25.0 million and result from U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMA) acceptance of a Biologics Licensing Application or equivalent for luspatercept in either myelodysplastic syndromes or beta-thalassemia. The Company and Celgene are planning regulatory application submissions for luspatercept in the United States in April 2019 and in Europe in the first half of 2019. Following application submission, the FDA will determine the acceptance of the application for "filing" by 60 days from the submission date. Similarly, the EMA will validate the application within 10 days of submission. In accordance with the Company's accounting policy regarding revenue recognition as described in Note 2, the revenue associated with this milestone will be recognized once it is probable that the applications are accepted for review by either the FDA or EMA. Milestone payments that are not within the control of the Company or the licensee are not considered probable of being achieved until those approvals are received. The acceptance of the application is not within the control of the Company

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

or the licensee, and therefore, as of December 31, 2018, the Company cannot determine if it is probable that a regulatory agency will accept the application.

The transaction price includes the following payments received under the Restated Sotatercept and Luspatercept Agreement through the adoption date of December 31, 2017 for a total of $192.3 million, as follows:

•	$25.0 million upfront fee in connection with the closing of the Luspatercept Agreement;

•	$45.0 million of nonrefundable, upfront license and option payments in connection with the closing of the Original and Amended Sotatercept Agreements;

•	$14.9 million received for sotatercept development and manufacturing activities;

•	$47.9 million received for luspatercept development and manufacturing activities; and

•	$59.5 million milestone payments pursuant to the agreements.

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

As a result of adopting ASC 606 on January 1, 2018, the Company has recorded a cumulative-effect reduction to opening accumulated deficit of $3.7 million as of January 1, 2018 and a corresponding decrease to deferred revenue, of which $0.5 million was recorded to current deferred revenue and $3.2 million was recorded to long-term deferred revenue. License and milestone revenue for the year ended December 31, 2018 was zero, as compared to the $0.5 million that would have been recorded under ASC 605. Deferred revenue as of December 31, 2018 was zero under ASC 606, as compared to a balance of $3.2 million, which would have resulted under ASC 605.

Through December 31, 2018, under all Celgene arrangements the Company has received net cost-share payments and milestones of $109.6 million and $44.5 million for luspatercept and sotatercept, respectively. The Company recorded net cost-sharing revenue of $14.0 million, $12.9 million, and $12.2 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004, to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company's research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as a royalty ranging from 1.0%-3.5% of net sales on any products developed under the licenses. During the years ended December 31, 2018, 2017 and 2016, the Company paid and expensed milestones and fees defined under the agreement totaling $0.1 million, $0.1 million and $0.1 million, respectively, which is recorded as research and development expense.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront and research fee of $0.3 million upon execution of the agreement and the Company is obligated to pay additional research fees of approximately $0.6 million over approximately the next year, depending on the success of the research program. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the years ended December 31, 2018, 2017, and 2016, the Company expensed milestones and fees totaling $0.1 million, $1.6 million, and $1.0 million, which is recorded as research and development expense.
11. Stock-Based Compensation
At December 31, 2018, the Company had two stock-based compensations plans, which are more fully described below.
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
On September 4, 2013, the Board and stockholders approved the adoption of the 2013 Equity Incentive Plan (the 2013 Plan), which provides for the issuance of stock options, restricted stock units, and other equity-based awards. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2013 Plan which is comprised of (i) the remaining 155,884 shares reserved for issuance under the 2003 Plan and (ii) an additional 1,344,116 shares. The 2013 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning in 2014, by the lesser of (i) 3,150,000 shares, or (ii) 4% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31st. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. The number of shares underlying equity awards available for future grant was 3,555,548 at December 31, 2018.
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
Additionally, on September 4, 2013, the Board and stockholders approved the adoption of the 2013 Employee Stock Purchase Plan (the 2013 ESPP). Under the 2013 ESPP, 275,000 shares of the Company's common stock will be available for issuance to eligible employees. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The 2013 ESPP will terminate on September 4, 2023, the tenth anniversary of the initial adoption of the plan. The Board determined the initial offering period commenced on September 16, 2014 and the initial purchase occurred on the 6 month anniversary with subsequent 6 month purchase periods commencing on the day following the purchase from the prior period. The Company recorded $0.4 million, $0.3 million, and $0.3 million of stock-based compensation expense during the years ended December 31, 2018, 2017, and 2016, respectively related to the 2013 ESPP. The number of shares available for future issuance was 155,948 at December 31, 2018.
In December 2016, the Company entered into a consulting agreement with its former Chief Executive Officer. In accordance with the 2003 Plan and 2013 Plan, any vested shares remain exercisable and any outstanding and unvested options and restricted stock units will continue to vest in accordance with their terms so long as he continues to provides services as a non-employee consultant. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $2.4 million, $4.9 million, and $0.5 million, respectively, of stock-based compensation expense related to the agreement.
The Company recognized stock-based compensation expense under the various Plans in the consolidated statements of operations and comprehensive loss as follows (in thousands):

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
	2018	2017	2016
Research and development	$12,669	$14,227	$8,171
General and administrative	11,900	14,021	10,386
	$24,569	$28,248	$18,557
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	62.8%	65.7%	65.1%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	2.70%	2.13%	1.69%
Expected dividend yield	—%	—%	—%

The expected volatility of the options granted has been determined using a weighted-average of the historical volatility measures of a peer group of companies as well as the historical volatility of the Company's own common stock. The expected life of options has been determined utilizing the “simplified method”. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, prior to the adoption of ASU 2016-09 on January 1, 2017, the company used historical actual forfeitures to estimate a forfeiture rate. The Company applied an estimated forfeiture rate of approximately zero, zero, and 3% for the years ended December 31, 2018, 2017, and 2016, respectively, in determining the expense recorded in the accompanying consolidated statements of operations and comprehensive loss.
Stock Option Activity
The following table summarizes the stock option activity under the Company's stock option plans during the year ended December 31, 2018 (in thousands, except per share amounts and years):

	Number of Grants (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	3,452	$29.14
Granted	942	$42.30
Exercised	(780)	$20.43
Canceled or forfeited	(101)	$36.05
Outstanding at December 31, 2018	3,513	$34.40	7.31	$33,442
Exercisable at December 31, 2018	2,007	$31.86	6.35	$23,561
______________________________________________________

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2018.

During the years ended December 31, 2018, 2017 and 2016, the Company granted stock options to purchase an aggregate of 942,271, 701,384, and 1,045,795 shares of its common stock, respectively, with weighted-average grant date fair values of $25.05, $18.58, and $18.55, respectively.

During the years ended December 31, 2018, 2017 and 2016, current and former employees of the Company exercised a total of 779,711, 474,056, and 885,075 options, respectively, resulting in total proceeds of $15.9 million, $3.9 million, and $5.3 million, respectively.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016, under the Company's stock option plans, was $19.3 million, $10.2 million, and $23.8 million, respectively, calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

As of December 31, 2018, there was $29.2 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.40 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Plan during the year ended December 31, 2018:

	Number of Stock Units (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2017	267	$32.44
Granted	239	$38.83
Vested	(104)	$31.58
Forfeited	(30)	$35.49
Unvested balance at December 31, 2018	372	$36.53
At December 31, 2018, there was approximately $9.5 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted-average period of 1.85 years.
Performance-Based Restricted Stock Units
The Company has granted performance-based restricted stock units (PSU) whereby vesting accelerates upon the occurrence of certain milestone events. In September 2019, any of these PSUs that remain unvested will vest. As a result, when achievement of a milestone becomes probable, compensation cost is recognized from the grant date through the estimated date of achievement. If achievement is not considered probable the expense is recognized from the grant date through September 2019. The following table summarizes PSU activity under the 2013 Plan during the year ended December 31, 2018:

	Number of Stock Units (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2017	337	$31.53
Granted	—	$—
Vested	(83)	$31.93
Forfeited	(18)	$31.09
Unvested balance at December 31, 2018	236	$31.42
As of December 31, 2018, there was approximately $1.3 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted-average period of 0.50 years.
12. 401(k) Savings Plan
In 2004, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the years 2018, 2017, and 2016, the Board approved matching contributions of up to $8,500, $7,000, and $7,000, respectively, per eligible participant pursuant to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. Matching contributions totaled $1.1 million, $0.7 million, and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively, and have been recorded in the consolidated statement of operations and comprehensive loss.
13. Income Taxes

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

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
U.S. Tax Reform
On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company does not currently have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.
In connection with the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance. As of December 31, 2018, the Company had completed its accounting for all of the tax effects of the enactment of the Act, including the effects on its existing deferred tax balances. The Company has not recognized any material adjustment to the provisional estimate that was previously recorded related to the Act.
Deferred tax assets and valuation allowance
The Company recorded a tax benefit of $27,000 for the year ended December 31, 2018, related to the realization of current year losses that offset unrealized gains, recognized in other comprehensive income, from our investment portfolio. The Company recognized current income tax expense of $32,000 and $24,000, for the years ended December 31, 2017 and 2016, respectively, related state income taxes on its interest income.
The Company's loss before income taxes was $118.9 million, $108.4 million and $57.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was generated entirely in the United States.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
U.S. and state net operating loss carryforwards	$149,170	$116,812
Research and development credits	16,340	12,548
Deferred revenue	—	1,010
Accruals and other temporary differences	17,445	15,287
Total deferred tax assets	182,955	145,657
Less valuation allowance	(182,955)	(145,657)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2018 and 2017. The valuation allowance increased by $37.3 million, $9.1 million, and $26.7 million during the years ended December 31, 2018, 2017, and 2016, respectively, due primarily to the generation of net operating losses during these periods, and the tax reform rate change during the year ended December 31, 2017.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax expense at statutory rate	21.0%	34.0%	34.0%
State income tax, net of federal benefit	7.0%	5.6%	5.9%
Permanent differences	2.0%	1.9%	4.0%
Research and development credit	3.2%	1.9%	3.1%
Tax reform rate change	—%	(54.7)%	—%
Other	(0.6)%	(0.3)%	(0.1)%
Change in valuation allowance	(32.6)%	11.6%	(46.9)%
Effective income tax rate	—%	—%	—%
As of December 31, 2018 and 2017, the Company had U.S. federal net operating loss carryforwards of $556.0 million and $438.0 million, respectively, which may be available to offset future taxable income. Federal net operating loss carryforwards of $438.0 million will expire at various dates from 2023 through 2037. $118.0 million of the federal net operating loss carryforward can be carried forward indefinitely. As of December 31, 2018 and 2017, the Company also had U.S. state net operating loss carryforwards of $515.0 million and $393.6 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2038.
As of December 31, 2018 and 2017, the Company had federal research and development and orphan drug tax credit carryforwards of $10.7 million and $8.1 million, respectively, available to reduce future tax liabilities which expire at various dates through 2038. As of December 31, 2018 and 2017, the Company had state research and development tax credit carryforwards of approximately $7.1 million and $5.6 million, respectively, available to reduce future tax liabilities which expire at various dates through 2033.
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
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of operations and comprehensive loss.
For all years through December 31, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for the years ended December 31, 2018 and 2017. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.

Acceleron Pharma Inc.
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2018, 2017 and 2016

14. Related Party Transactions
Celgene Corporation (Celgene)
In connection with the Company's September 2017 and January 2016 public offerings, Celgene purchased 745,592 and 800,000 shares of common stock, respectively. In connection with these and prior transactions, Celgene owned 12.2% and 12.5% of the Company's fully diluted equity as of December 31, 2018 and 2017, respectively.
During the years ended December 31, 2018, 2017 and 2016, all revenue recognized by the Company was recognized under the Celgene collaboration agreement and as of December 31, 2018 and 2017, the Company had zero and $3.7 million, respectively, of deferred revenue related to the Celgene collaboration arrangement. Refer to Note 10 for additional information regarding these collaboration agreements.
15. Quarterly Financial Data (unaudited)
The following table presents certain unaudited quarterly financial information for the previous eight quarters. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Three Months Ended(1)
	March 31	June 30	September 30	December 31
	(in thousands except per share data)
2018
Total revenue	$3,232	$3,685	$3,258	$3,816
Total costs and expenses	30,872	33,591	33,320	40,622
Loss from operations	(27,640)	(29,906)	(30,062)	(36,806)
Net loss	(26,219)	(28,938)	(28,979)	(34,734)
Net loss per share- basic and diluted	$(0.58)	$(0.63)	$(0.63)	$(0.75)
2017
Total revenue	$3,705	$3,057	$3,014	$3,705
Total costs and expenses	29,563	32,968	28,592	32,341
Loss from operations	(25,858)	(29,911)	(25,578)	(28,636)
Net income (loss)	(25,407)	(29,669)	(25,451)	(27,926)
Net loss per share- basic and diluted	$(0.66)	$(0.77)	$(0.65)	$(0.62)
______________________________________________________

(1)	The amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	9/24/2013	001-36065
3.2	Amended and Restated By-laws, as amended		Form 10-K (Exhibit 3.2)	2/27/2018	001-36065
4.1	Form of Common Stock Certificate		Form S-1/A (Exhibit 4.1)	9/6/2013	333-190417
4.2	Form of Amended and Restated Registration Rights Agreement		Form S-1 (Exhibit 4.2)	8/7/2013	333-190417
4.3	Form of Warrant to Purchase Stock, issued to Series E Investors as of June 10, 2010 and July 9, 2010		Form S-1 (Exhibit 4.3)	8/7/2013	333-190417
10.1*	Form of Director Indemnification Agreement		Form S-1 (Exhibit 10.1)	8/7/2013	333-190417
10.2+	Amended and Restated Collaboration, License and Option Agreement between Acceleron Pharma Inc. and Celgene Corporation, dated as of September 18, 2017		Form 10-Q (Exhibit 10.2)	11/7/2017	001-36065
10.3+	Collaboration, License and Option Agreement between Acceleron Pharma Inc. and Celgene Corporation, dated as of August 2, 2011		Form 10-Q (Exhibit 10.1)	8/2/2018	001-36065
10.4	Amended and Restated License Agreement (ActRIIA) between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of August 10, 2010		Form S-1 (Exhibit 10.10)	8/7/2013	333-190417
10.5	Amended and Restated License Agreement (ActRIIB) between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of August 11, 2010		Form S-1 (Exhibit 10.11)	8/7/2013	333-190417
10.5.1	Amendment to Amended and Restated License Agreement (ActRIIB) between Salk Institute for Biological Studies and Acceleron Pharma Inc., dated as of July 25, 2014		Form 10-Q (Exhibit 10.1)	8/12/2014	001-36065
10.6	Indenture of Lease between Massachusetts Institute of Technology and Acceleron Pharma Inc., dated as of May 20, 2008		Form S-1 (Exhibit 10.12)	8/7/2013	333-190417
10.6.1	First Amendment to Lease, dated as of July 18, 2017, between MIT 128 Sidney Leasehold LLC and Acceleron Pharma Inc.		Form 8-K (Exhibit 10.1)	7/19/2017	001-36065
10.7*	Employment Agreement between Habib J. Dable and Acceleron Pharma Inc., dated as of September 23, 2016		Form 8-K (Exhibit 10.1)	9/27/2016	001-36065
10.8*	Amended and Restated Employment Agreement between Kevin F. McLaughlin and Acceleron Pharma Inc. dated as of January 31, 2014		Form 10-K (Exhibit 10.16)	3/2/2015	001-36065
10.8.1*	First Amendment to Amended and Restated Employment Agreement between Kevin F. McLaughlin and Acceleron Pharma Inc., dated as of September 9, 2015		Form 8-K (Exhibit 10.2)	9/11/2015	001-36065
10.9*	Amended and Restated Employment Agreement between John D. Quisel and Acceleron Pharma Inc., dated as of August 26, 2013		Form 10-K (Exhibit 10.15)	3/2/2015	001-36065
10.10*	Employment Agreement between Ravindra Kumar and Acceleron Pharma Inc., dated as of January 31, 2014		Form 10-Q (Exhibit 10.1)	5/8/2017	001-36065
10.11*	Offer Letter between Sujay Kango and Acceleron Pharma Inc., dated as of December 29, 2017	X
10.12*	Employment Agreement between Sujay Kango and Acceleron Pharma Inc., dated as of February 12, 2018	X
10.13*	Offer Letter between Robert K. Zeldin and Acceleron Pharma Inc., dated as of June 15, 2018	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.14*	Employment Agreement between Robert K. Zeldin and Acceleron Pharma Inc., dated as of June 29, 2018	X
10.15*	Acceleron Pharma Inc. Short-Term Incentive Compensation Plan		Form 8-K (Exhibit 10.1)	6/6/2016	001-36065
10.16*	Employee Stock Purchase Plan		Form S-1/A (Exhibit 10.20)	9/6/2013	333-190417
10.17*	Acceleron Pharma Inc. 2003 Stock Option and Restricted Stock Plan		Form S-1 (Exhibit 10.15)	8/7/2013	333-190417
10.18*	Acceleron Pharma Inc. 2013 Equity Incentive Plan		Form S-8 (Exhibit 4.4)	12/12/2013	333-192789
10.19*	Form of Non-Statutory Stock Option Agreement under the 2013 Equity Incentive Plan		Form 10-K (Exhibit 10.20)	3/1/2017	001-36065
10.20*	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan		Form S-1 (Exhibit 10.22)	1/9/2014	333-193252
10.21*	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan		Form 10-K (Exhibit 10.22)	3/1/2017	001-36065
10.22*	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (Executives)		Form 10-K (Exhibit 10.23)	3/1/2017	001-36065
21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	2/25/2016	001-36065
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) Notes to Consolidated Financial Statements
X
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

ACCELERON PHARMA INC.
Date: February 27, 2019	By:	/s/ HABIB J. DABLE
Habib J. Dable Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HABIB J. DABLE	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2019
Habib J. Dable

/s/ KEVIN F. MCLAUGHLIN	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019
Kevin F. McLaughlin

/s/ FRANCOIS NADER, M.D.	Chair of the Board of Directors	February 27, 2019
Francois Nader, M.D.

/s/ JEAN M. GEORGE	Director	February 27, 2019
Jean M. George

/s/ TERRENCE C. KEARNEY	Director	February 27, 2019
Terrence C. Kearney

/s/ TOM MANIATIS, PH.D.	Director	February 27, 2019
Tom Maniatis, Ph.D.

/s/ THOMAS MCCOURT	Director	February 27, 2019
Thomas McCourt

/s/ RICHARD F. POPS	Director	February 27, 2019
Richard F. Pops

/s/ KAREN L. SMITH, M.D., PH.D.	Director	February 27, 2019
Karen L. Smith, M.D., Ph.D.

/s/ JOSEPH S. ZAKRZEWSKI	Director	February 27, 2019
Joseph S. Zakrzewski