Form 10-Q
period 2019-06-30
ACCELERON PHARMA INC
filed 2019-08-05
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

As of July 31, 2019, there were 52,833,604 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$163,609	$144,052
Collaboration receivables (all amounts are with a related party)	5,447	7,039
Prepaid expenses and other current assets	9,508	7,662
Short-term investments	267,151	147,260
Total current assets	445,715	306,013
Property and equipment, net	6,775	7,106
Right-of-use - Operating leases	26,549	—
Restricted cash	1,597	1,597
Other assets	76	105
Long-term investments	70,156	—
Total assets	$550,868	$314,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,548	$419
Accrued expenses	16,762	18,209
Operating lease obligations, current portion	5,746	—
Deferred rent	—	284
Total current liabilities	26,056	18,912
Operating lease obligations, net of current portion	23,407	—
Deferred rent, net of current portion	—	2,381
Other non-current liabilities	119	—
Warrants to purchase common stock	1,389	1,491
Total liabilities	50,971	22,784
Commitments and contingencies (Note 14)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 52,752,854 and 46,260,747 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	53	47
Additional paid-in capital	1,142,148	879,099
Accumulated deficit	(642,464)	(586,549)
Accumulated other comprehensive income (loss)	160	(560)
Total stockholders’ equity	499,897	292,037
Total liabilities and stockholders’ equity	$550,868	$314,821

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue:
Milestone	$25,000	$—	$25,000	$—
Cost-sharing, net	2,666	3,685	5,447	6,917
Total revenue (all amounts are with a related party)	27,666	3,685	30,447	6,917
Costs and expenses:
Research and development	34,765	25,933	67,536	49,363
General and administrative	14,037	7,658	24,851	15,099
Total costs and expenses	48,802	33,591	92,387	64,462
Loss from operations	(21,136)	(29,906)	(61,940)	(57,545)
Other income, net	3,230	979	6,003	2,410
Loss before income taxes	(17,906)	(28,927)	(55,937)	(55,135)
Income tax benefit (provision)	44	(11)	24	(21)
Net loss	$(17,862)	$(28,938)	$(55,913)	$(55,156)

Net loss per share- basic and diluted	$(0.34)	$(0.63)	$(1.08)	$(1.21)

Weighted-average number of common shares used in computing net loss per share- basic and diluted	52,689	45,789	51,912	45,654

Other comprehensive loss:
Net loss	$(17,862)	$(28,938)	$(55,913)	$(55,156)
Net unrealized holding gains (losses) on short-term and long-term investments during the period, net of tax of $128 and $204 for the three and six months ended June 30, 2019, respectively	452	280	721	(147)
Comprehensive loss	$(17,410)	$(28,658)	$(55,192)	$(55,303)

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands except share and per share data)
(unaudited)

Three and Six Months Ended June 30, 2019

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	46,260,747	$47	$879,099	$(586,549)	$(560)	$292,037
Stock-based compensation	—	—	6,992	—	—	6,992
Issuance of common stock, net of expense $500	6,151,163	6	248,124	—	—	248,130
Exercise of stock options	35,919	—	766	—	—	766
Vesting of restricted stock units	75,028	—	(393)	—	—	(393)
Issuance of common stock related to ESPP	19,661	—	788	—	—	788
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	268	268
Net loss	—	—	—	(38,053)	—	(38,053)
Balance at March 31, 2019	52,542,518	53	1,135,376	(624,602)	(292)	$510,535
Stock-based compensation	—	—	5,012	—	—	5,012
Exercise of stock options	64,174	—	1,760	—	—	1,760
Vesting of restricted stock units	146,162	—	—	—	—	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	452	452
Net loss	—	—	—	(17,862)	—	$(17,862)
Balance at June 30, 2019	52,752,854	$53	$1,142,148	$(642,464)	$160	$499,897

Three and Six Months Ended June 30, 2018

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	45,261,175	$46	$839,090	$(473,024)	$(895)	$365,216
Stock-based compensation	—	—	5,696	—	—	5,696
Exercise of stock options	358,685	—	4,715	—	—	4,716
Vesting of restricted stock units	65,183	—	(363)	—	—	(363)
Issuance of common stock related to ESPP	19,556	—	662	—	—	662
Net exercise of warrants to purchase common stock	18,449	—	797	—	—	797
Unrealized loss on available-for-sale securities	—	—	—	—	(429)	(429)
Effect of adoption of ASC 606	—	—	—	3,704	—	3,704
Net loss	—	—	—	(26,219)	—	(26,219)
Balance at March 31, 2018	45,723,048	46	850,597	(495,539)	(1,324)	353,780
Stock-based compensation	—	—	5,959	—	—	5,959
Exercise of stock options	75,942	1	2,026	—	—	2,027
Vesting of restricted stock units	46,061	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	280	280
Net loss	—	—	—	(28,938)	—	(28,938)
Balance at June 30, 2018	45,845,051	$47	$858,582	$(524,477)	$(1,044)	$333,108

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(55,913)	$(55,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,942	1,866
Stock-based compensation	12,004	11,655
Other non-cash items	404	809
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,508)	(3,055)
Collaboration receivables (all amounts are with a related party)	1,592	(99)
Non-cash lease expense	2,502	—
Accounts payable	3,129	183
Accrued expenses	(1,744)	(2,140)
Operating lease obligations (Note 13)	(1,874)	—
Other changes in operating assets and liabilities	(42)	355
Net cash used in operating activities	(40,508)	(45,582)
Investing Activities
Purchases of investments	(293,913)	(66,113)
Proceeds from sales and maturities of investments	104,201	85,547
Purchases of property and equipment	(1,273)	(1,373)
Net cash (used in) provided by investing activities	(190,985)	18,061
Financing Activities
Proceeds from issuance of common stock from public offering, net of issuance costs	248,130	—
Payments for capital lease expenditures	—	(78)
Net proceeds from exercises and vesting of stock awards, ESPP contributions, and exercise of warrants to purchase common stock	2,920	7,041
Net cash provided by financing activities	251,050	6,963
Net increase (decrease) in cash, cash equivalents and restricted cash	19,557	(20,558)
Cash, cash equivalents and restricted cash at beginning of period	145,649	101,282
Cash, cash equivalents and restricted cash at end of period	$165,206	$80,724

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of June 30, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, have not changed, and the unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2018, except for the adoption of Accounting Standards Updates (ASU) No. 2016-02, Leases (Topic 842), as discussed further in Note 13. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018.
The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3. Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts expensed during the reporting period.
Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: revenue recognition related to estimation of variable consideration and accrued clinical expenses.
4. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment, which is the discovery, development, and commercialization of highly innovative therapeutics to treat serious and rare diseases.
5. Cash Equivalents and Short-term and Long-term Investments
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair value.
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at June 30, 2019 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2019 and 2018.
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
The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2019 and December 31, 2018 was $15.7 million and $51.2 million, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of June 30, 2019 and December 31, 2018 was $30.3 million and $94.3 million, respectively. The aggregate unrealized loss for those securities in an unrealized loss position for more than twelve months is $32,000 and $0.4 million, respectively. The Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2019 and December 31, 2018.

The following is a summary of cash, cash equivalents and available-for-sale securities as of June 30, 2019 and December 31, 2018, (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$163,615	$1	$(7)	$163,609
Available-for-sale securities:
Corporate obligations	166,994	323	(23)	167,294
U.S. Treasury securities	101,680	156	(7)	101,829
Certificates of deposit	1,955	3	—	1,958
Mortgage and other asset backed securities	66,211	28	(13)	66,226
Total available-for-sale securities	$336,840	$510	$(43)	$337,307
Total cash, cash equivalents and available-for-sale securities	$500,455	$511	$(50)	$500,916

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$144,064	$—	$(12)	$144,052
Available-for-sale securities:
Corporate obligations due in one year or less	73,671	—	(267)	73,404
U.S. Treasury securities due in one year or less	45,346	—	(79)	45,267
Certificates of deposit due in one year or less	1,715	—	—	1,715
Mortgage and other asset backed securities due in one year or less	26,982	—	(108)	26,874
Total available-for-sale securities	$147,714	$—	$(454)	$147,260
Total cash, cash equivalents and available-for-sale securities	$291,778	$—	$(466)	$291,312

6. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$163,609	$79,592
Restricted cash	1,597	1,132
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$165,206	$80,724

As of June 30, 2019 and December 31, 2018, the Company maintained letters of credit totaling $1.6 million held in the form of certificates of deposit and money market funds as collateral for the Company's facility lease obligation and its credit cards.
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
The Company routinely assesses the creditworthiness of its collaboration partner. The Company has not experienced any material losses related to receivables from individual customers and collaboration partners, or groups of customers. The

Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s collaboration receivables.
8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input applicable to each financial instrument as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$94,019	$—	$—	$94,019
Corporate obligations	—	199,572	—	199,572
U.S. Treasury securities	—	106,827	—	106,827
Certificates of deposit	—	2,203	—	2,203
Mortgage and other asset backed securities	—	66,226	—	66,226
Total assets	$94,019	$374,828	$—	$468,847
Liabilities:
Warrants to purchase common stock	$—	$—	$1,389	$1,389
Total liabilities	$—	$—	$1,389	$1,389

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$74,023	$—	$—	$74,023
Corporate obligations	—	128,920	—	128,920
U.S. Treasury securities	—	56,978	—	56,978
Certificates of deposit	—	1,715	—	1,715
Mortgage and other asset backed securities	—	26,874	—	26,874
Total assets	$74,023	$214,487	$—	$288,510
Liabilities:
Warrants to purchase common stock	$—	$—	$1,491	$1,491
Total liabilities	$—	$—	$1,491	$1,491

The money market funds noted above are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2019 or the year ended December 31, 2018.
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
The following table sets forth a summary of changes in the fair value of the Company’s common stock warrant liabilities, which represent a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs (in thousands):

	Six Months Ended June 30,
	2019	2018
Beginning balance	$1,491	$2,236
Change in fair value	(102)	250
Exercises	—	(797)
Ending balance	$1,389	$1,689

The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants classified as liabilities was estimated using either the Monte Carlo simulation framework, which incorporates future financing events over the remaining life of the warrants to purchase common stock, or for certain re-measurement dates, due to the warrants being deeply in the money, the Black-Scholes option pricing model. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. At each reporting period, the Company evaluates the best valuation methodology. At June 30, 2019, the Black-Scholes option pricing model was used.
The Company measures eligible assets and liabilities at fair value, with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the six months ended June 30, 2019 or the year ended December 31, 2018.
9. Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Outstanding stock options	3,995	3,663	3,995	3,663
Common stock warrants	39	39	39	39
Shares issuable under employee stock purchase plan	13	12	13	12
Outstanding restricted stock units (1)	461	667	461	667
	4,508	4,381	4,508	4,381

(1)	This balance is comprised of both the restricted stock units and performance-based restricted stock units described in Note 17.

10. Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of unrealized holding gains and losses on investments as of June 30, 2019 and December 31, 2018.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements and related disclosures.

12. Warrants

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants (in thousands, except per share data):

	Warrants as of
			Weighted- Average Exercise		Balance Sheet Classification
	June 30, 2019	December 31, 2018	Price Per Share	Expiration	June 30, 2019	December 31, 2018
Warrants to purchase common stock	39	39	$5.88	June 10, 2020 - July 9, 2020	Liability	Liability
All warrants	39	39	$5.88

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

The Company currently leases approximately 125,000 square feet of office and laboratory space in five adjacent buildings in Cambridge, Massachusetts (the Leases). The Leases were classified as operating leases under ASC 840. The Leases are also classified as operating leases under ASC 842 in accordance with the Company's election of the practical expedient under ASC 842. Pursuant to the package of practical expedients, the Company also did not reassess initial direct costs for the Leases. Additionally, the Company elected to account for the lease components and non-lease components as a single lease component.

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

The Company recorded the liability associated with the Leases at the present value of the lease payments not yet paid, discounted using the discount rate for the Leases established at the adoption date. As the discount rate implicit in the Leases was typically not readily determinable, the Company utilized its incremental borrowing rate (IBR). In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

The IBR for the Leases was determined by establishing a credit rating of the Company using the Ordered Logit (oLogit) model. The oLogit Model is a quantitative method to assess the credit rating of a company. Based on the established credit rating, the Company determined a borrowing rate using regression analysis on selected financial ratios of publicly traded comparable companies and the companies' credit ratings, adjusted for the risk-free rate, which resulted in an IBR of approximately 10%.

The Company recorded the liability associated with the Leases at the present value of the lease payments not yet paid, discounted using the incremental borrowing rate for each lease established at the adoption date. On January 1, 2019, the Company recorded a right-of-use asset in the amount of $29.1 million, which represented a lease liability of $31.0 million, adjusted for previously recognized lease-related balances, including deferred rent of $2.7 million and prepaid rent of $0.7 million. This lease liability will be reduced over the remaining lease term based on cash payments made offset by accretion of monthly interest calculated on the lease liability. The right-of-use asset will be amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability.

The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense is presented as part of continuing operations in the condensed statement of consolidated operations and comprehensive loss. For the three and six months ended June 30, 2019, the Company recognized rent expense of $2.0 million and $4.1 million, respectively.

For the three and six months ended June 30, 2019, the Company paid $2.1 million and $4.1 million, respectively, in rent relating to the Leases. As payments resulting from an operating lease, the $4.1 million is classified within operating activities in the condensed consolidated statements of cash flows.

The following table contains supplemental balance sheet information pertaining to the Company's leases as of June 30, 2019:

As of June 30,
2019
Weighted average remaining lease term	3.5 years
Weighted average discount rate	10.58%

Future minimum lease payments under the Company's non-cancelable operating leases as of June 30, 2019 are as follows, (in thousands):

As of June 30,
2019
2019	$4,214
2020	8,610
2021	8,336
2022	8,409
2023	6,450
Total Lease Payments	$36,019
Less: imputed interest	(6,866)
Total	$29,153

14. Commitments and Contingencies
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended June 30, 2019, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2019 and December 31, 2018, or royalties on future sales of specified products. No milestones or royalty payments under these agreements are expected to be payable in the immediate future. See Note 15 for discussion of these arrangements.
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
Accounting Analysis

As of the ASC 606 adoption date, the only remaining undelivered element was participation in the Joint Development Committee (JDC). The transaction price allocated to participation in the JDC based on the established standalone selling price of all performance obligations was de minimis as the sotatercept and luspatercept licenses carried the most significant portion of the value included in the agreements, and the Company's remaining effort on the JDC is minimal. Therefore, the Company recorded a cumulative-effect reduction to opening accumulated deficit of $3.7 million as the adoption date and a corresponding decrease to deferred revenue, of which $0.5 million was recorded to current deferred revenue and $3.2 million was recorded to long-term deferred revenue.

On June 4, 2019, the Company and Celgene announced that the U.S. Food and Drug Administration (FDA) accepted Celgene's Biologics Licensing Application (BLA), and the European Medicines Agency (EMA) validated Celgene’s marketing authorization application (MAA), for luspatercept for both myelodysplastic syndromes and beta-thalassemia. As a result, the $25.0 million milestone for acceptance of the BLA by the FDA or MAA by the EMA for use of a Licensed Product is no longer constrained. As the Company does not have any remaining performance obligations under the agreement with Celgene, the full $25.0 million was recognized as revenue during the three months ended June 30, 2019.

The FDA has granted Priority Review to the BLA for the evaluation of the beta-thalassemia indication and set a Prescription Drug User Fee Act (PDUFA), or target action, date of December 4, 2019. The FDA has also set a PDUFA date of April 4, 2020 for the evaluation of the MDS indication. The next likely milestone payment for luspatercept would be $35.0 million and result from FDA approval of the BLA for luspatercept in beta-thalassemia, which could occur as early as the fourth quarter of 2019 and would result in the recognition of the milestone during that period. As of June 30, 2019, the approval of the application is not within the control of the Company or the licensee, and therefore, the Company could not determine if it is probable that a regulatory agency will approve the application.
Through June 30, 2019, under all Celgene arrangements the Company has received net cost-share payments and milestones of $141.6 million and $44.6 million for luspatercept and sotatercept, respectively. The Company recorded net cost-sharing revenue of $2.7 million and $3.7 million during the three months ended June 30, 2019 and 2018, respectively, and $5.4 million and $6.9 million during the six months ended June 30, 2019 and 2018, respectively.
Other Agreements
Other
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. As compensation for the licenses, the Company issued 62,500 shares of its common stock to the institution, the fair value of which was $25,000, and was expensed during 2004 to research and development expense. The Company also agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for luspatercept. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as royalties ranging from 1.0%-3.5% of net sales on any products under the licenses. During the three months ended June 30, 2019 and 2018, the Company expensed $1.6 million and $0.1 million, respectively, and during the six months ended June 30, 2019 and 2018, the Company expensed $1.6 million and $0.1 million, respectively, of milestones and fees defined under this agreement.
In May 2014, the Company executed a collaboration agreement with a research technology company. The Company paid an upfront research fee of $0.3 million upon execution of the agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended June 30, 2019 and 2018, the Company expensed $1.7 million and zero, respectively, and during the six months ended June 30, 2019 and 2018, the Company expensed $1.9 million and zero, respectively, of milestones and fees defined under the agreement.
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

17. Stock-Based Compensation
The Company recognized stock-based compensation expense related to the 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), the 2013 Equity Incentive Plan (the 2013 Plan), and the 2013 Employee Stock Purchase Plan (the 2013 ESPP) in the consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2019 and 2018, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,006	$3,050	$5,505	$5,919
General and administrative	3,006	2,910	6,499	5,736
	$5,012	$5,960	$12,004	$11,655

Stock Options
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	58.3%	62.2%	59.0%	62.9%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	2.2%	2.8%	2.6%	2.7%
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the stock option activity under the Company’s stock option plans during the six months ended June 30, 2019 (in thousands, except per share amounts and years):

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2018	3,513	$34.40	7.31
Granted	755	$41.94
Exercised	(100)	$25.23
Canceled or forfeited	(173)	$43.41
Outstanding at June 30, 2019	3,995	$35.67	7.00	$23,840
Exercisable at June 30, 2019	2,314	$32.98	5.81	$19,136

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2019.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 was $1.7 million.
As of June 30, 2019, there was $34.6 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.57 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Plan during the six months ended June 30, 2019 (in thousands, except per share amounts):

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2018	372	$36.53
Granted	134	$41.72
Vested	(88)	$34.43
Forfeited	(51)	$41.41
Unvested balance at June 30, 2019	367	$38.22

As of June 30, 2019, there was approximately $10.3 million of related unrecognized compensation cost, which the Company expects to recognize over a remaining weighted-average period of 1.76 years.
Performance-Based Restricted Stock Units
The Company has granted performance-based restricted stock units (PSU) whereby vesting accelerates upon the occurrence of certain milestone events. In September 2019, any of these PSUs that remain unvested will vest. When achievement of a milestone becomes probable, compensation cost is recognized from the grant date through the estimated date of achievement. If achievement is not considered probable the expense is recognized from the grant date through September 2019. The following table summarizes PSU activity under the 2013 Plan during the six months ended June 30, 2019 (in thousands, except per share amounts):

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2018	236	$31.42
Granted	—	$—
Vested	(142)	$31.42
Forfeited	—	$—
Unvested balance at June 30, 2019	94	$31.42

As of June 30, 2019, there was approximately $0.2 million of related unrecognized compensation cost, which the Company expects to recognize over a remaining weighted-average period of 0.19 years.

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

19. Related Party Transactions
Celgene Corporation
In connection with the Company's January 2019 public offering, Celgene purchased 706,206 shares of common stock. In connection with this and prior transactions, Celgene owned 12.0% and 12.2% of the Company’s fully diluted equity as of June 30, 2019 and December 31, 2018, respectively. Refer to Note 15 for additional information regarding this collaboration arrangement.
During the six months ended June 30, 2019 and 2018, all revenue recognized by the Company was recognized under the Celgene collaboration arrangement and, as of June 30, 2019, the Company had no deferred revenue related to the Celgene collaboration arrangement.

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
Luspatercept, our lead program, and sotatercept, are partnered with Celgene Corporation, or Celgene. Luspatercept is an erythroid maturation agent designed to promote red blood cell production through a novel mechanism, and is being developed to treat chronic anemia and associated complications in myelodysplastic syndromes, or MDS, beta-thalassemia, and myelofibrosis. In 2018, we and Celgene announced positive results for two Phase 3 clinical trials with luspatercept; one for the treatment of patients with lower-risk MDS, known as the MEDALIST trial, and another for the treatment of patients with transfusion-dependent beta-thalassemia, also known as the BELIEVE trial. In the MEDALIST trial, luspatercept achieved a highly statistically significant improvement in the primary endpoint of red blood cell (RBC) transfusion independence of at least 8 consecutive weeks during the first 24 weeks compared to placebo. In the BELIEVE trial, luspatercept achieved a highly statistically significant improvement in the primary endpoint of erythroid response, which was defined as at least a 33 percent reduction from baseline in red blood cell (RBC) transfusion burden with a reduction of at least 2 units during the protocol-defined period of 12 consecutive weeks, from week 13 to week 24, compared to placebo. Results from the MEDALIST and BELIEVE trials were then presented at the 60th American Society of Hematology (ASH) Annual Meeting and Exposition in December 2018. In April 2019, Celgene submitted regulatory applications for luspatercept in both MDS and beta-thalassemia in the United States and Europe based on the safety and efficacy results of the MEDALIST and BELIEVE trials. In June 2019, we and Celgene announced that the U.S. Food and Drug Administration, or FDA, had accepted Celgene’s biologics license application, or BLA. The FDA granted priority review for the evaluation of luspatercept in the beta-thalassemia indication, setting a target action date of December 4, 2019, and set a target action date of April 4, 2020 for the MDS indication. We and Celgene also announced in June 2019 that Celgene’s marketing authorization application, or MAA, to the European Medicines Agency, or EMA, had been successfully validated and the review was underway. We expect the EMA to issue a decision on the MAA in the second half of 2020.
Celgene is also currently conducting a Phase 2 clinical trial with luspatercept in non-transfusion-dependent beta-thalassemia patients, referred to as the BEYOND trial, with preliminary top-line results currently expected by the end of 2020. In addition, Celgene has initiated a Phase 3 clinical trial, the COMMANDS trial, in first-line, lower-risk MDS patients and enrollment is ongoing. Enrollment is also currently ongoing in a Phase 2 clinical trial being conducted by Celgene for the treatment of patients with myelofibrosis, a rare bone marrow disorder, with results expected later in 2019. If approved in the United States and Europe, we believe that there is an annual peak sales opportunity for luspatercept in excess of $2 billion in lower-risk MDS and beta-thalassemia, and upon successful development and approval in the United States and Europe, an additional $1 billion in myelofibrosis. We and Celgene are evaluating luspatercept for the treatment of anemia in potential new indications that could provide additional sales opportunities.
For sotatercept, we have the rights to fund, develop, and lead the global commercialization of sotatercept in pulmonary hypertension, which we refer to as the PH field, including pulmonary arterial hypertension, or PAH. PAH is a rare and chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in the pulmonary arteries. We have completed target enrollment in the PULSAR Phase 2 clinical trial of sotatercept for the treatment of patients with PAH with preliminary results expected in the first quarter of 2020. We are also currently enrolling an exploratory study called SPECTRA to provide us with greater understanding of sotatercept's potential impact on PAH, with preliminary results expected in 2020. If sotatercept is commercialized to treat PAH and we recognize such revenue, then Celgene will be eligible to receive a royalty in the low 20% range on global net sales. In certain circumstances Celgene may recognize revenue related to the commercialization of sotatercept in PAH, and in this scenario we will be eligible to receive a royalty from Celgene such that the economic position of the parties is equivalent to the scenario in which we recognize such revenue.
For luspatercept and, outside of the PH field, sotatercept, Celgene is responsible for paying 100% of the development costs for all clinical trials. We may receive a maximum of $520.0 million for the potential development, regulatory and commercial milestone payments. If luspatercept and, outside of the PH field, sotatercept, are commercialized, we are eligible to receive a royalty on net sales in the low-to-mid 20% range and we have a co-promotion right in North America, for which our commercialization costs provided in the commercialization plan and budget as approved by the Joint Commercialization

Committee will be entirely funded by Celgene. From time to time we may elect to conduct additional activities to support commercialization of luspatercept at our own expense.
We are independently developing our wholly-owned neuromuscular candidate, ACE-083. ACE-083 is designed for the treatment of focal muscle disorders, and we are currently conducting Phase 2 clinical trials with ACE-083 in patients with facioscapulohumeral dystrophy, or FSHD, as well as in patients with Charcot-Marie-Tooth disease, or CMT. We previously announced results from part 1 of each of our Phase 2 clinical trials in patients with FSHD and CMT showing increases in mean total and contractile muscle volume, reductions in fat fraction, and an encouraging safety profile. Enrollment is complete in part 2 of each our ACE-083 Phase 2 clinical trials in patients with FSHD and CMT. We expect to announce top-line results from part 2 of the FSHD trial in the second half of 2019 and part 2 of the CMT trial in the first quarter of 2020.
In addition to our clinical programs, we are conducting research within our three focused disease areas - hematologic, neuromuscular and pulmonary - in order to identify new therapeutic candidates to advance into clinical trials.
As of June 30, 2019, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $773.8 million from public investors, $154.1 million in equity investments from our collaboration partners and $316.3 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
We expect to continue to incur significant expenses and operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, if and as we:

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
Financial Operations Overview
Revenue
Collaboration Revenue
We have not generated any revenue from the sale of products. Our revenue to date has been predominantly derived from collaboration revenue, which includes license and milestone revenues and cost-sharing revenue, generated through collaboration and license agreements with partners for the development and commercialization of our therapeutic candidates. Cost-sharing revenue represents amounts reimbursed by our collaboration partners for expenses incurred by us for research and development activities and co-promotion activities under our collaboration agreements. Cost-sharing revenue is recognized in the period that the related activities are performed.

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
From inception through June 30, 2019, we have incurred $726.3 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Expenses associated with luspatercept and, outside of the PH field, sotatercept, are generally reimbursed 100% by Celgene. These reimbursements are recorded as revenue. We are expensing the costs of a Phase 1 clinical trial for ACE-2494, and Phase 2 clinical trials for luspatercept, sotatercept, and ACE-083, of which the luspatercept trials are reimbursed by Celgene. Our Phase 1 clinical trial for ACE-2494 is being discontinued. With respect to the luspatercept Phase 3 clinical trials directly conducted by Celgene, we do not incur and are not reimbursed for expenses related to these development activities.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies, except for luspatercept costs for the purposes of billing Celgene. Our external research and development expenses during the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Luspatercept(1)	921	1,799	$2,260	$3,412
Sotatercept(2)	3,915	1,914	8,138	3,473
ACE-083	6,117	2,950	10,550	5,533
ACE-2494(3)	511	776	1,286	1,374
Total direct research and development expenses	11,464	7,439	22,234	13,792
Other expenses(4)	23,301	18,494	45,302	35,571
Total research and development expenses	$34,765	$25,933	$67,536	$49,363

(1)	These expenses associated with luspatercept are reimbursed 100% by Celgene.

(2)	These expenses are associated with our development of sotatercept in pulmonary arterial hypertension.

(3)	Development of ACE-2494 is being discontinued. We expect to incur all remaining material expense by the end of 2019.

(4)	Other expenses include employee and unallocated contractor-related expenses, facility expenses, lab supplies, and miscellaneous expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance and human resource functions and other general and administrative expenses including directors’ fees and professional fees for accounting, legal and consulting services.
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

During the three and six months ended June 30, 2019, there have been no material changes to our critical accounting policies as reported in our Annual Report on the Form 10-K for the year ended December 31, 2018. For further information on our critical and other significant accounting policies, including the adoption of ASC 842, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Increase
(in thousands)	2019	2018	(Decrease)
Revenue:
Collaboration revenue:
License and milestone	$25,000	$—	$25,000
Cost-sharing, net	2,666	3,685	(1,019)
Total revenue	27,666	3,685	23,981
Costs and expenses:
Research and development	34,765	25,933	8,832
General and administrative	14,037	7,658	6,379
Total costs and expenses	48,802	33,591	15,211
Loss from operations	(21,136)	(29,906)	8,770
Other income, net	3,230	979	2,251
Loss before income taxes	(17,906)	(28,927)	11,021
Income tax benefit (provision)	44	(11)	55
Net loss	$(17,862)	$(28,938)	$11,076

Revenue.  We recognized revenue of $27.7 million in the three months ended June 30, 2019, compared to $3.7 million in the same period in 2018. All of the revenue in both periods was derived from the Celgene agreements. This $24.0 million increase is primarily due to the recognition of the $25.0 million milestone from Celgene for the acceptance of the BLA and validation of the MAA for luspatercept, offset by decreased clinical activities for the luspatercept Phase 2 clinical trials.
Research and Development Expenses.  Research and development expenses were $34.8 million in the three months ended June 30, 2019, compared to $25.9 million in the same period in 2018. This $8.9 million increase is primarily related to growth in order to support our wholly-owned therapeutic candidates and preclinical programs and includes:
•an increase in personnel expenses of $1.5 million;
•an increase in external clinical trial expenses of $2.5 million related to our sotatercept and ACE-083 Phase 2 clinical trials;
•an increase in toxicology expenses of $2.4 million related to the advancement of our clinical and preclinical programs; and
•an increase in drug supply and miscellaneous research expense of $2.7 million.
General and Administrative Expenses.  General and administrative expenses were $14.0 million in the three months ended June 30, 2019, compared to $7.7 million in the same period in 2018. The $6.4 million increase is primarily due to the following factors:
•an increase in personnel expense of $5.1 million related to increased headcount to support our growth; and
•an increase in professional fees of $1.3 million.
Other Income, Net.  Other income, net was $3.2 million in the three months ended June 30, 2019, compared to $1.0 million for the same period in 2018. This $2.2 million change was primarily due to a $1.6 million increase in the interest earned on our investment portfolio as a result of our higher balance of interest-bearing cash equivalents and short- and long-term investments, and a $0.6 million increase in the gain associated with marking the common warrant liability to market.
Income Tax Benefit (Provision). Income tax benefit is attributable to the realization of current year benefits that offset unrealized gains, recognized in other comprehensive income, from our investment portfolio, offset slightly by state tax expense.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Increase
(in thousands)	2019	2018	(Decrease)
Revenue:
Collaboration revenue:
Milestone	$25,000	$—	$25,000
Cost-sharing, net	5,447	6,917	(1,470)
Total revenue	30,447	6,917	23,530
Costs and operating expenses:
Research and development	67,536	49,363	18,173
General and administrative	24,851	15,099	9,752
Total costs and expenses	92,387	64,462	27,925
Loss from operations	(61,940)	(57,545)	(4,395)
Other income, net	6,003	2,410	3,593
Loss before income taxes	(55,937)	(55,135)	(802)
Income tax benefit (provision)	24	(21)	45
Net loss	$(55,913)	$(55,156)	$(757)
Revenue.  We recognized revenue of $30.4 million in the six months ended June 30, 2019, compared to $6.9 million in the same period in 2018. All of the revenue in both periods was derived from the Celgene agreements. This $23.5 million increase was due to the recognition of the $25.0 million milestone from Celgene for the acceptance of the BLA and validation of the MAA for luspatercept, offset by decreased clinical activities for the luspatercept Phase 2 clinical trials.
Research and Development Expenses.  Research and development expenses were $67.5 million in the six months ended June 30, 2019, compared to $49.4 million in the same period in 2018. This $18.1 million increase is primarily related to growth in order to support our wholly-owned therapeutic candidates and preclinical programs and includes:
•an increase in personnel expenses of $4.0 million;
•an increase in external clinical trial expenses of $6.4 million related to our sotatercept and ACE-083 Phase 2 clinical trials;
•an increase in toxicology expenses of $4.2 million related to the advancement of our clinical and preclinical programs; and
•an increase in drug supply and miscellaneous research expense of $3.9 million.
General and Administrative Expenses.  General and administrative expenses were $24.9 million in the six months ended June 30, 2019, compared to $15.1 million in the same period in 2018. This $9.8 million increase is primarily due to the following factors:
•an increase in personnel expense of $8.0 million related to increased headcount to support our growth; and
•an increase in professional fees of $1.7 million.
Other Income, Net.  Other income, net was $6.0 million in the six months ended June 30, 2019, compared to $2.4 million for the same period in 2018. This $3.6 million change was primarily due to a $2.9 million increase in the interest earned on our investment portfolio as a result of our higher balance of interest-bearing cash equivalents and short- and long-term investments and a $0.7 million increase in the gain associated with marking the common warrant liability to market.
Income Tax Benefit (Provision). Income tax benefit is attributable to the realization of current year benefits that offset unrealized gains, recognized in other comprehensive income, from our investment portfolio, offset slightly by state tax expense.

Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of June 30, 2019, we had an accumulated deficit of $642.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of June 30, 2019, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $773.8 million from public investors, $154.1 million in equity investments from our collaboration partners and $316.3 million in upfront payments, milestones, and net research and development payments from our collaboration partners.
As of June 30, 2019, we had $500.9 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(40,508)	$(45,582)
Investing activities	(190,985)	18,061
Financing activities	251,050	6,963
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,557	$(20,558)
Operating Activities
Net cash used in operating activities was $40.5 million for the six months ended June 30, 2019, compared to $45.6 million during the same period in 2018. Significant factors in this $5.1 million decrease include:
•an increase in operating expenses of $25.8 million due to increased headcount and related facilities, and additional external expenses to support our wholly-owned therapeutic programs; and
•an increase in non-cash expenses, including an increase in amortization expense of $2.5 million primarily due to the implementation of ASC 842 and the related amortization of the right-of-use asset, and an increase in accounts payable of $2.9 million primarily due to increased operational activity; offset by
•an increase of $25.0 million due to the receipt of the milestone for acceptance of the BLA and validation of the MAA for luspatercept.
Investing Activities
Net cash used in investing activities was $191.0 million for the six months ended June 30, 2019, compared to net cash provided by investing activities of $18.1 million during the same period in 2018. Net cash used in and provided by investing activities primarily consisted of the following amounts relating to activity within our investment portfolio:
•for the six months ended June 30, 2019, net purchases of investments of $189.7 million due to the execution of our investment strategy in accordance with our policy as we continued to invest the money raised in our January 2019 public offerings in marketable securities; and
•for the six months ended June 30, 2018, net proceeds from sales and maturities of investments of $19.4 million in connection with managing our investment portfolio to meet our projected cash requirements.
Financing Activities
Net cash provided by financing activities was $251.1 million for the six months ended June 30, 2019 compared to $7.0 million for the same period in 2018. Net cash provided by financing activities primarily consisted primarily of the following:
•for the six months ended June 30, 2019, net proceeds of $248.1 million from our January 2019 public offering and the underwriters full exercise of the over-allotment option in the offering, as well as $2.9 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan; and

•for the six months ended June 30, 2018, $7.0 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan.
Operating Capital Requirements
To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We will not generate revenue from product sales unless and until we or our partners obtain regulatory approval of and commercialize one of our current or future therapeutic candidates. We anticipate that we will continue to generate losses for the foreseeable future as we continue the development of, and seek and obtain regulatory approvals for ACE-083, sotatercept in the PH field and any future therapeutic candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of therapeutic candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We anticipate that we will need additional funding in connection with our continuing operations.

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
Contractual Obligations and Commitments
During the three months ended June 30, 2019, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Recent Accounting Pronouncements - Not Yet Adopted in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents and investments of $500.9 million and $291.3 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
As of June 30, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2019, we implemented certain internal controls in connection the implementation of a new ERP system. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERON PHARMA INC.

Date: August 5, 2019	By:	/s/ HABIB J. DABLE
Habib J. Dable
Chief Executive Officer and President

Date: August 5, 2019	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer