Form 10-Q
period 2021-03-31
ACCELERON PHARMA INC
filed 2021-05-06
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

As of April 30, 2021, there were 60,699,406 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$455,513	$670,952
Short-term investments	231,736	178,951
Collaboration receivables (all amounts are with a related party)	25,207	26,101
Prepaid expenses and other current assets	25,156	17,265
Total current assets	737,612	893,269
Property and equipment, net	7,856	7,768
Operating lease - right of use asset, net	20,415	21,988
Long-term investments	108,193	7,585
Other assets	1,717	1,727
Total assets	$875,793	$932,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,463	$8,472
Accrued expenses	38,074	44,681
Operating lease liability - right of use	7,282	7,010
Total current liabilities	49,819	60,163
Operating lease liability - right of use, net of current portion	15,143	17,067
Total liabilities	64,962	77,230
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 60,638,494 and 60,383,867 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	60	60
Additional paid-in capital	1,752,096	1,732,772
Accumulated deficit	(940,908)	(877,437)
Accumulated other comprehensive loss	(417)	(288)
Total stockholders’ equity	810,831	855,107
Total liabilities and stockholders’ equity	$875,793	$932,337

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Collaboration revenue:
Cost-sharing, net	$2,362	$2,824
Royalty	22,396	1,520
Total revenue (all amounts are with a related party)	24,758	4,344
Costs and expenses:
Research and development	57,299	37,663
Selling, general and administrative	31,062	18,253
Total costs and expenses	88,361	55,916
Loss from operations	(63,603)	(51,572)
Other, income net	137	648
Loss before income taxes	(63,466)	(50,924)
Income tax provision	(5)	(15)
Net loss	$(63,471)	$(50,939)
Other comprehensive loss:
Net unrealized holding losses on short-term and long-term investments during the period, net of tax	(129)	(267)
Comprehensive loss	$(63,600)	$(51,206)

Net loss per share- basic and diluted	$(1.05)	$(0.95)

Weighted-average number of common shares used in computing net loss per share- basic and diluted	60,579	53,361

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except share and per share data)
(unaudited)

Three Months Ended March 31, 2021

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	60,383,867	$60	$1,732,772	$(877,437)	$(288)	$855,107
Stock-based compensation	—	—	15,626	—	—	15,626
Exercise of stock options	149,724	—	5,865	—	—	5,865
Vesting of restricted stock units, net of shares withheld for taxes	84,902	—	(3,888)	—	—	(3,888)
Issuance of common stock related to ESPP	20,001	—	1,721	—	—	1,721
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(129)	(129)
Net loss	—	—	—	(63,471)		(63,471)
Balance at March 31, 2021	60,638,494	$60	$1,752,096	$(940,908)	$(417)	$810,831

Three Months Ended March 31, 2020

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	53,123,567	$53	$1,160,807	$(711,407)	$23	$449,476
Stock-based compensation	—	—	6,679	—		6,679
Exercise of stock options	295,757	—	8,485	—		8,485
Vesting of restricted stock units, net of shares withheld for taxes	77,949	—	(472)	—		(472)
Issuance of common stock related to ESPP	22,647	—	860	—		860
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(267)	(267)
Net loss	—	—	—	(50,939)		(50,939)
Balance at March 31, 2020	53,519,920	$53	$1,176,359	$(762,346)	$(244)	$413,822

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(63,471)	$(50,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,026	996
Stock-based compensation	15,626	6,679
Other non-cash items	(3,218)	1,365
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,882)	828
Collaboration receivables (all amounts are with a related party)	894	112
Non-cash lease expense	1,574	1,377
Accounts payable	(4,178)	1,634
Accrued expenses	(6,643)	(7,148)
Operating lease obligations	(1,652)	(1,466)
Other changes in operating assets and liabilities	—	17
Net cash used in operating activities	(67,924)	(46,545)
Investing Activities
Purchases of investments	(270,144)	(10,454)
Proceeds from sales and maturities of investments	119,851	88,361
Purchases of property and equipment	(920)	(426)
Net cash (used in) provided by investing activities	(151,213)	77,481
Financing Activities
Net proceeds from exercises and vesting of stock awards, and ESPP contributions	3,698	8,873
Net cash provided by financing activities	3,698	8,873
Net (decrease) increase in cash, cash equivalents and restricted cash	(215,439)	39,809
Cash, cash equivalents and restricted cash at beginning of period	672,549	239,274
Cash, cash equivalents and restricted cash at end of period	$457,110	$279,083
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$205	$425

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
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, the risk that the Company never achieves profitability or successfully commercializes its products, the need for substantial additional financing, risks of relying on third parties, risks of clinical trial failures, dependence on key personnel, protection of proprietary technology, and compliance with government regulations.

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of March 31, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, have not changed, and the unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020, and its cash flows for the three months ended March 31, 2021 and 2020.
The accompanying interim condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

3. Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts expensed during the reporting period.
Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these condensed consolidated financial statements, management used estimates in the following areas, among others: accrued and prepaid clinical expenses, contract manufacturing expense, stock-based compensation expense, revenue recognition, and the recoverability of the Company's net deferred tax assets and related valuation allowance.

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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at March 31, 2021 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the years ended the three months ended March 31, 2021, and 2020.
Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities.
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $1.2 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively.
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

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate obligations	$229,629	$(144)	$54,724	$(13)
U.S. Treasury securities	19,554	(8)	72,289	(7)
Mortgage and other asset backed securities	—	—	4,998	(2)
Total available-for sale securities in an unrealized loss position	$249,183	$(152)	$132,012	$(22)

At March 31, 2021, our security portfolio consisted of 99 securities related to investments in debt securities available-for-sale, of which 79 securities were in an unrealized loss position. There were no securities in an unrealized loss position for greater than 12 months as of March 31, 2021. The unrealized losses on the Company's available-for-sale securities were caused by central bank and market interest rate decreases on securities purchased at a premium. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of March 31, 2021.
The following is a summary of cash, cash equivalents and available-for-sale securities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$455,514	$—	$(1)	$455,513
Available-for-sale securities:
Corporate obligations	265,321	4	(144)	265,181
U.S. Treasury securities	74,750	6	(8)	74,748
Total available-for-sale securities (1)	$340,071	$10	$(152)	$339,929
Total cash, cash equivalents and available-for-sale securities	$795,585	$10	$(153)	$795,442

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$670,952	$—	$—	$670,952
Available-for-sale securities:
Corporate obligations	45,989	5	(13)	45,981
U.S. Treasury securities	135,315	3	(7)	135,311
Certificates of deposit	245	1	—	246
Mortgage and other asset backed securities	5,000	—	(2)	4,998
Total available-for-sale securities (1)	$186,549	$9	$(22)	$186,536
Total cash, cash equivalents and available-for-sale securities	$857,501	$9	$(22)	$857,488
(1)All available-for-sale securities mature within two and three years as of March 31, 2021 and December 31, 2020, respectively.

6. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$455,513	$277,486
Restricted cash	1,597	1,597
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$457,110	$279,083
As of March 31, 2021 and December 31, 2020, the Company maintained letters of credit totaling $1.6 million held in the form of certificates of deposit and money market funds as collateral for the Company's facility lease obligation and its credit cards. Restricted cash is included within other assets in our condensed consolidated balance sheet.

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
The Company routinely assesses the creditworthiness of its collaboration partner. The Company has not experienced any material losses related to receivables from individual customers and collaboration partners, or groups of customers. The Company does not require collateral. Due to these factors, no allowance for credit losses has been recorded for the Company's collaboration receivables as of March 31, 2021 and December 31, 2020.

8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input that is significant to each financial instrument as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$396,088	$—	$—	$396,088
Corporate obligations	—	276,382	—	276,382
U.S. Treasury securities	—	74,748	—	74,748
Total assets	$396,088	$351,130	$—	$747,218

	December 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$266,562	$—	$—	$266,562
Corporate obligations	—	60,982	—	60,982
U.S. Treasury securities	—	215,310	—	215,310
Certificates of deposit	—	246	—	246
Mortgage and other asset backed securities	—	4,998	—	4,998
Total assets	$266,562	$281,536	$—	$548,098
The money market funds noted above are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2021 or the year ended December 31, 2020. Items measured at fair value on a recurring basis include short-term and long-term investments (Note 5).

9. Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	3,766	4,232
Common stock warrants	—	39
Shares issuable under employee stock purchase plan	9	13
Outstanding restricted stock units (1)	707	557
	4,482	4,841
(1)This balance is comprised of both the restricted stock units and performance-based restricted stock units described in Note 14.

10. Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive income (loss) consists of net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. Comprehensive income (loss) has been disclosed in the accompanying condensed consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the condensed consolidated balance sheets and consists entirely of unrealized holdings gains or losses on investments as of March 31, 2021 and December 31, 2020.

11. Recent Accounting Pronouncements
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

12. Commitments and Contingencies
Operating Leases
The Company leases its facilities under non-cancelable operating leases that expire at various dates from September 2023 through May 2026. All of the Company's leases contain escalating rent clauses, which require higher rent payments in future years. See Note 2 and Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the Company's operating leases.
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2021, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2021 and December 31, 2020, or royalties on future sales of specified products. See Note 13 for discussion of these arrangements.
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

13. Significant Agreements
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
Since December 31, 2020, there have been no material changes to the key terms of the above agreements. For further information on the terms of the agreements, please see the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2020.
Accounting Analysis

Upon adoption of ASC 606, all of the Company’s performance obligations pursuant to its arrangements with BMS were completed and all remaining potential milestone payments were fully constrained as they related to future regulatory events that were outside of the Company’s control, and therefore the risk of significant reversal in the amount of cumulative revenue had not been resolved. As of March 31, 2021, the last remaining regulatory milestone payment for REBLOZYL would be $20.0 million and would result from approval by a regulatory authority in Asia (as defined in the REBLOZYL Agreement) of a Biologics License Application (BLA) or equivalent for luspatercept-aamt in either myelodysplastic syndromes or beta-thalassemia. In accordance with the Company's accounting policy regarding revenue recognition as described in Note 2 to its Annual Report on Form 10-K, the revenue associated with this milestone will be recognized once it is probable that the application is approved by the regulatory authority. Milestone payments that are not within the control of the Company or the licensee are not considered probable of being achieved until those approvals are received. The approval of the application is not within the control of the Company or the licensee, and therefore, as of March 31, 2021, the Company cannot determine if it is probable that a regulatory agency will approve the applications.

Through March 31, 2021, under all BMS arrangements, the Company has received net cost-share payments, milestones, and royalties of $282.2 million and $45.0 million for REBLOZYL and sotatercept, respectively.
Other Agreements
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. The Company agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for REBLOZYL. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as royalties ranging from 1.0%-3.5% of net sales on any products developed under the licenses. During the three months ended March 31, 2021 and 2020, the Company expensed zero and $0.2 million, respectively, of milestones and fees. Milestones and fees associated with development related activities are recorded as research and development expense. During the three months ended March 31, 2021 and 2020, the Company expensed $1.2 million and $0.1 million, respectively, of royalties. Costs related to royalties on sales of commercial products are recorded as selling, general and administrative expense.
In May 2014, the Company executed a collaboration agreement with a research technology company, and such collaboration agreement was amended and restated in March 2019. The Company paid an upfront research fee of $0.3 million upon execution of the original agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended March 31, 2021 and 2020, the Company did not reach any milestones defined under the agreement and, therefore, no amounts have been paid or expensed.
In December 2019, the Company executed a license and collaboration agreement with Fulcrum Therapeutics to identify small molecules designed to modulate specific pathways associated with a targeted indication within the pulmonary disease space. The Company paid an upfront research fee of $10.0 million upon execution of this agreement, which was expensed to research and development. The Company also agreed to pay specified research, development and commercial milestone payments of up to $295.0 million for a first product commercialized and up to a maximum of $143.5 million in additional milestone payments for all subsequent products commercialized. Fulcrum will additionally receive tiered royalty payments in the mid-single-digit to low double-digit range on net sales, as well as reimbursement for relevant research and development costs. During the three months ended March 31, 2021 and 2020, the Company expensed $0.5 million and $0.3 million, respectively, of fees, which is recorded as research and development expense.

14. Stock-Based Compensation
During the quarter ended March 31, 2021, the Company updated the equity award agreements with respect to the 2013 Equity Incentive Plan (the 2013 Plan) to enhance the vesting terms for retirement eligible employees and directors for awards granted in 2021 and future awards. Where awards are granted with non-substantive vesting periods (for instance, where all or a portion of the award continues to vest upon retirement eligibility), the Company recognizes expense based on the period from the grant date to the date the employee becomes retirement eligible.
The Company recognized stock-based compensation expense related to the 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), the 2013 Plan, and the 2013 Employee Stock Purchase Plan (the 2013 ESPP) in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2021 and 2020, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$8,158	$3,141
Selling, general and administrative	7,468	3,538
	$15,626	$6,679
Stock Options
The following table summarizes the stock option activity under the Company’s stock option plans during the three months ended March 31, 2021 (in thousands, except per share amounts and years):

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	3,378	$49.78	7.35	$264,046
Granted	573	$116.85
Exercised	(150)	$39.17
Canceled or forfeited	(35)	$70.11
Outstanding at March 31, 2021	3,766	$60.22	7.63	$284,022
Exercisable at March 31, 2021	1,781	$40.26	6.29	$169,844
(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2021.
The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 was $13.1 million.
As of March 31, 2021, there was $71.6 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.78 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Plan during the three months ended March 31, 2021 (in thousands, except per share amounts):

	Number of Stock Units (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2020	494	$59.16
Granted	180	116.30
Vested	(116)	48.69
Forfeited	(7)	75.17
Unvested balance at March 31, 2021	551	$79.81
As of March 31, 2021, there was approximately $35.8 million of related unrecognized compensation cost, which the Company expects to recognize over a remaining weighted-average period of 1.91 years.
Performance-Based Restricted Stock Units
On January 22, 2020 and January 29, 2021, the Company granted performance-based restricted stock units (PSU) whereby vesting depends upon the occurrence of certain milestone events by December 31, 2022 and December 31, 2023, respectively. As of March 31, 2021, none of the PSU milestones had been achieved. When achievement of a milestone becomes probable, compensation cost will be recognized from the grant date over the requisite service period. As of March 31, 2021, no related compensation cost has been recognized. The following table summarizes PSU activity under the 2013 Plan during the three months ended March 31, 2021 (in thousands, except per share amounts):

	Number of Stock Units (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2020	75	$52.99
Granted (1)	83	115.53
Vested	—	—
Forfeited	(2)	52.99
Unvested balance at March 31, 2021	156	$86.01
(1)Pursuant to the terms of the awards granted on January 22, 2020 and January 29, 2021, the actual number of awards earned could range between 0% and 200% of the number of awards granted.
As of March 31, 2021, there was approximately $13.4 million of related unrecognized compensation cost. Depending on the actual number of awards earned, the actual expense recognized could range between 0% and 200% of this amount.

15. Income Taxes

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

16. Related Party Transactions
BMS
BMS owned 10.7% and 10.8% of the Company’s fully diluted equity as of March 31, 2021 and December 31, 2020, respectively. Refer to Note 13 for additional information regarding this collaboration arrangement.
During the three months ended March 31, 2021 and 2020, all revenue recognized by the Company was recognized under the BMS collaboration arrangement.

17. Subsequent Events
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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.
Certain matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "plan," "potential," "predict," "project," "should," "strategy," "target," "vision," "will," "would," or, in each case, the negative or other variations thereon or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
You should also read carefully the factors described in the section “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website.

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
Pulmonary
We are actively developing our lead pulmonary program, sotatercept, for the treatment of patients with pulmonary arterial hypertension, or PAH. Sotatercept is generally partnered with Bristol Myers Squibb, or BMS, (which acquired Celgene Corporation in November 2019), but we retain the exclusive rights to fund, develop, and lead the global commercialization of sotatercept in pulmonary hypertension, which we refer to as the PH field, and that includes PAH. PAH is a rare and chronic, rapidly progressing disorder characterized by the constriction of small pulmonary arteries, resulting in abnormally high blood pressure in the pulmonary arteries.

In June 2020, we presented results of the PULSAR Phase 2 trial of sotatercept in patients with PAH on stable background PAH-specific therapies during the "Breaking News: Clinical Trials in Pulmonary Medicine" session of the American Thoracic Society, or ATS, 2020 Virtual Conference. Study investigators reported that the trial met its primary endpoint, pulmonary vascular resistance, and its key secondary endpoint, six-minute walk distance, and showed concordance of results across multiple additional endpoints and regardless of baseline characteristics. Sotatercept was generally well tolerated in the trial and adverse events observed in the study were generally consistent with previously published data on sotatercept in clinical trials in other patient populations. We presented additional cardiac and pulmonary function data at the virtual 2020 American Heart Association Scientific Sessions in November 2020 showing improvement in right ventricular-pulmonary arterial (RV-PA) coupling, which represents the match between the output of the RV and the resistance of the pulmonary vasculature, as well as improvement in RV function. The 18-month extension period of the PULSAR trial is ongoing and we initiated our registrational Phase 3 trial, the STELLAR trial, in patients with PAH at the end of 2020. We also plan to initiate the early intervention Phase 3 HYPERION trial in patients with PAH, and the later intervention Phase 3 ZENITH trial in World Health Organization (WHO) functional class IV PAH patients by the second half of 2021.
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

Hematology
Our first commercial product, REBLOZYL® (luspatercept-aamt), is a first-in-class erythroid maturation agent designed to promote red blood cell, or RBC, production through a novel mechanism, and is partnered with BMS. REBLOZYL is currently approved to treat certain adult patients with beta-thalassemia or MDS in the United States, European Union and Canada, as further described in the "Business" section in our Annual Report on Form 10-K for the year ended December 31, 2020.
For additional patient populations, BMS is currently conducting a Phase 2 clinical trial with luspatercept-aamt in non-transfusion-dependent beta-thalassemia patients, referred to as the BEYOND trial, with results currently expected by the end of June 2021, and a Phase 3 clinical trial, the COMMANDS trial, in first-line, lower-risk MDS patients, with topline results expected in or after 2022. In myelofibrosis, BMS is conducting a Phase 2 clinical trial with luspatercept-aamt in patients with myelofibrosis-associated anemia, and has initiated the Phase 3 INDEPENDENCE study in patients with myelofibrosis-associated anemia who are being treated with JAK inhibitor therapy and require RBC transfusions.
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

Funding and Expense
As of March 31, 2021, our operations have been funded primarily by $105.1 million in equity investments from venture investors, $1.3 billion from public investors, $164.1 million in equity investments from our collaboration partners and $457.3 million in upfront payments, milestones, royalties, and net research and development payments from our collaboration partners.
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

Financial Operations Overview
Impact of COVID-19 on our Business
A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization (WHO) in March 2020 and has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. As of March 31, 2021, we have not experienced material financial, development, or supply chain impacts directly related to the pandemic, but we may experience disruptions in our ongoing and planned sotatercept and ACE-1334 clinical trials. We have experienced disruptions in our commercialization efforts for REBLOZYL with regard to customer engagement and in-person promotion, and new patient volume for MDS patients generally has decreased as compared to pre-COVID levels, which could result in a material financial impact on our business. In addition, as various geographies in the United States and worldwide adapt to surging COVID-19 infections, we may experience additional setbacks to our operations that could have a material impact on our business.
For a discussion of the risks presented by the COVID-19 pandemic to our results, see Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
From inception through March 31, 2021, we have incurred $1.0 billion in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Research and development expenses associated with luspatercept-aamt, and, outside of the PH field, sotatercept, are generally reimbursed 100% by BMS. These reimbursements are recorded as cost-sharing revenue. We are expensing the costs of clinical trials for sotatercept and ACE-1334. With respect to the luspatercept-aamt clinical trials directly conducted by BMS, we do not incur and are not reimbursed for expenses related to these development activities.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies, and the costs of preclinical research and studies, except for luspatercept-aamt costs for the purposes of billing BMS. Our external research and development expenses during the three months ended March 31, 2021 and 2020 are as follows (certain prior year amounts have been reclassified to conform with current year presentation):

	Three Months Ended March 31,
(in thousands)	2021	2020
Sotatercept (1)	$20,973	$8,980
ACE-1334 (2)	1,190	1,760
Total direct research and development expenses	22,163	10,740
Other expenses (3)	35,136	26,923
Total research and development expenses	$57,299	$37,663

(1)These expenses are associated with our development of sotatercept in PAH.

(2)These expenses are associated with our development of ACE-1334 in SSc-ILD.

(3)Other expenses include employee and unallocated contractor-related expenses, facility expenses, lab supplies, and miscellaneous expenses, including expenses associated with preclinical and other development programs.

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

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and accrued and prepaid clinical expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2021, there have been no material changes to our critical accounting policies as reported in our Annual Report on the Form 10-K for the year ended December 31, 2020. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020	$	%
Revenue:
Collaboration revenue:
Cost-sharing, net	$2,362	$2,824	$(462)	(16)%
Royalty	22,396	1,520	20,876	1,373%
Total revenue (all amounts are with a related party)	24,758	4,344	20,414	470%
Costs and expenses:
Research and development	57,299	37,663	19,636	52%
Selling, general and administrative	31,062	18,253	12,809	70%
Total costs and expenses	88,361	55,916	32,445	58%
Loss from operations	(63,603)	(51,572)	(12,031)	23%
Other income, net	137	648	(511)	(79)%
Loss before income taxes	(63,466)	(50,924)	(12,542)	25%
Income tax provision	(5)	(15)	10	(67)%
Net loss	$(63,471)	$(50,939)	$(12,532)	25%

Revenue.  We recognized revenue of $24.8 million in the three months ended March 31, 2021, compared to $4.3 million in the same period in 2020. All of the revenue in both periods was derived from the BMS agreements. This $20.4 million increase is primarily related to royalty revenue from REBLOZYL sales recognized in 2021 of $20.9 million, offset by decreased cost-sharing revenue due to a decrease in reimbursable commercial fees, trial management fees, and development costs of $0.5 million.
Research and Development Expenses.  Research and development expenses were $57.3 million in the three months ended March 31, 2021, compared to $37.7 million in the same period in 2020. This $19.6 million increase is primarily related to growth in order to support our wholly-owned therapeutic candidates and preclinical programs and includes:
•an increase in personnel and facilities-related expense of $9.6 million related to increased headcount to      support our growth;
•an increase in external clinical trial expense of $6.8 million related to increased clinical activities for the sotatercept clinical trials;
•an increase in contract manufacturing, drug supply, and development expenses of $2.1 million related to our ongoing clinical and preclinical programs; and
•an increase in miscellaneous research expense of $1.3 million.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $31.1 million in the three months ended March 31, 2021, compared to $18.3 million in the same period in 2020. The $12.8 million increase is primarily due to the following factors:
•an increase in personnel expense and facilities-related expense of $7.1 million related to increased headcount to support our growth;
•an increase in royalty expense related to our agreements with the Salk Institute of $1.1 million; and
•an increase in other miscellaneous expenses of $4.9 million.
Other Income, Net.  Other income, net was $0.1 million in the three months ended March 31, 2021, compared to other income, net of $0.6 million for the same period in 2020. This $0.5 million decrease was primarily due to a $0.3 million decrease in sublease income, a $1.4 million decrease in the expense associated with marking the common warrant liability to market, and a $1.7 million decrease in the interest income from lower yields on our investment portfolio.
Income Tax Provision. Income tax provision is attributable to the realization of current year losses that offset unrealized gains from our investment portfolio.
Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of March 31, 2021, we had an accumulated deficit of $940.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of March 31, 2021, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $1.3 billion from public investors, $164.1 million in equity investments from our collaboration partners, and $457.3 million in upfront payments, milestones, royalties, and net research and development payments from our collaboration partners.
As of March 31, 2021, we had $795.4 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(67,924)	$(46,545)
Investing activities	(151,213)	77,481
Financing activities	3,698	8,873
Net (decrease) increase in cash, cash equivalents and restricted cash	$(215,439)	$39,809
Operating Activities
Net cash used in operating activities was $67.9 million for the three months ended March 31, 2021, compared to $46.5 million during the same period in 2020. Significant factors in this $21.4 million increase include:
•an increase in net loss of $12.5 million primarily due to an increase in operating expenses related to increased headcount and facilities, external expenses for contract manufacturing, clinical trial expense, consulting, and other external expenses to support our wholly-owned therapeutic programs, as well as expenses for commercial activities for REBLOZYL, offset by an increase in royalty revenue associated with sales of REBLOZYL;
•a net increase in operating assets and liabilities of $13.2 million, consisting primarily of an increase in prepaid expenses and collaboration receivables of $8.7 million and $0.8 million, respectively, offset by a decrease in accounts payable of $5.8 million; and
•a net increase in other non-cash expenses of $4.4 million, largely related to an increase in stock-based compensation expense of 8.9 million, offset by a net decrease in amortization and accretion of premiums and discounts on available-for-sale securities of 3.1 million, and a decrease of $1.4 million in expense associated with marking the common warrant liability to market which auto-exercised in July 2020.
Investing Activities
Net cash used in investing activities was $151.2 million for the three months ended March 31, 2021, compared to net cash provided by investing activities of $77.5 million during the same period in 2020. Net cash used and provided by investing activities primarily consisted of the following amounts relating to activity within our investment portfolio:
•for the three months ended March 31, 2021, purchases of investments of $150.3 million net of maturities due to the execution of our investment strategy in accordance with our policy as we began to invest the money raised in our July 2020 public offering in marketable securities; and

•for the three months ended March 31, 2020, net proceeds from sales and maturities of investments of $77.9 million in connection with managing our investment portfolio to meet our projected cash requirements.
Financing Activities
Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2021, compared to $8.9 million during the same period in 2020. Net cash provided by financing activities consisted primarily of the following:
•for the three months ended March 31, 2021, $3.7 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan; and
•for the three months ended March 31, 2020, $8.9 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan.
Operating Capital Requirements
To date, we have only generated limited revenue from royalties on the sale of our first and only commercial product, REBLOZYL, since receiving our first regulatory approval from the FDA in November 2019. We expect our expenses to increase and to incur losses as we continue the development of, and seek regulatory approvals for, sotatercept in the PH field and any future therapeutic candidates, and as we begin to commercialize any approved products. We are subject to all of the risks inherent in the development of therapeutic candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

•the cost and timing of hiring new employees to support our continued growth, including potential new facilities;

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
Net Operating Loss (NOL) Carryforwards
We had net deferred tax assets of approximately $282.2 million as of December 31, 2020, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards, research and development tax credit carryforwards, and deferred revenue, accruals and other temporary differences. As of December 31, 2020, we had federal NOL carryforwards of approximately $871.4 million and state NOL carryforwards of $788.3 million available to reduce future taxable income, if any. Of these federal and state NOL carryforwards, $438.0 million and $787.7 million, respectively, will expire at various times through 2040. The federal NOL of $433.4 million and state NOL of $0.6 million generated beginning in 2018 can be carried forward indefinitely. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection with our public offerings or as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be limited or lost. For additional information about our taxes, see Note 13 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
Contractual Obligations and Commitments
During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and investments of $795.4 million and $857.5 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
As of March 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

ACCELERON PHARMA INC.

Date: May 6, 2021	By:	/s/ HABIB J. DABLE
Habib J. Dable
Chief Executive Officer and President

Date: May 6, 2021	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer