Form 10-Q
period 2021-06-30
ACCELERON PHARMA INC
filed 2021-08-05
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

As of July 31, 2021, there were 60,900,521 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$336,199	$670,952
Short-term investments	287,151	178,951
Collaboration receivables (all amounts are with a related party)	27,937	26,101
Prepaid expenses and other current assets	66,486	17,265
Total current assets	717,773	893,269
Property and equipment, net	8,580	7,768
Operating lease - right of use asset, net	18,799	21,988
Long-term investments	89,194	7,585
Other assets	1,706	1,727
Total assets	$836,052	$932,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,438	$8,472
Accrued expenses	42,488	44,681
Operating lease liability - right of use	7,552	7,010
Total current liabilities	59,478	60,163
Operating lease liability - right of use, net of current portion	13,167	17,067
Other non-current liabilities	373	—
Total liabilities	73,018	77,230
Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 60,777,558 and 60,383,867 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	61	60
Additional paid-in capital	1,767,811	1,732,772
Accumulated deficit	(1,004,429)	(877,437)
Accumulated other comprehensive loss	(409)	(288)
Total stockholders’ equity	763,034	855,107
Total liabilities and stockholders’ equity	$836,052	$932,337

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue:
Milestone	$—	$25,000	$—	$25,000
Cost-sharing, net	2,294	3,678	4,656	6,502
Royalty	25,646	11,074	48,042	12,594
Total revenue (all amounts are with a related party)	27,940	39,752	52,698	44,096
Costs and expenses:
Research and development	56,130	38,251	113,429	75,917
Selling, general and administrative	35,472	20,414	66,534	38,663
Total costs and expenses	91,602	58,665	179,963	114,580
Loss from operations	(63,662)	(18,913)	(127,265)	(70,484)
Other income, net	149	466	286	1,113
Loss before income taxes	(63,513)	(18,447)	(126,979)	(69,371)
Income tax provision	(8)	(4)	(13)	(20)
Net loss	$(63,521)	$(18,451)	$(126,992)	$(69,391)
Other comprehensive income (loss):
Net unrealized holding gains (losses) on short-term and long-term investments during the period, net of tax	8	161	(121)	(106)
Comprehensive loss	$(63,513)	$(18,290)	$(127,113)	$(69,497)

Net loss per share- basic and diluted	$(1.05)	$(0.34)	$(2.10)	$(1.29)

Weighted-average number of common shares used in computing net loss per share- basic and diluted	60,724	53,860	60,524	53,610

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except share and per share data)
(unaudited)

Three and Six Months Ended June 30, 2021

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	60,383,867	$60	$1,732,772	$(877,437)	$(288)	$855,107
Stock-based compensation	—	—	15,626	—	—	15,626
Exercise of stock options	149,724	—	5,865	—	—	5,865
Vesting of restricted stock units, net of shares withheld for taxes	84,902		(3,888)	—	—	(3,888)
Issuance of common stock related to ESPP	20,001	—	1,721	—	—	1,721
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(129)	(129)
Net loss	—	—	—	(63,471)		(63,471)
Balance at March 31, 2021	60,638,494	60	1,752,096	(940,908)	(417)	810,831
Stock-based compensation	—	—	13,479	—	—	13,479
Exercise of stock options	100,450	—	4,055	—	—	4,055
Vesting of restricted stock units, net of shares withheld for taxes	38,614	1	(1,819)	—	—	(1,818)
Unrealized gain on available-for-sale securities	—	—	—		8	8
Net loss	—	—	—	(63,521)	—	(63,521)
Balance at June 30, 2021	60,777,558	$61	$1,767,811	$(1,004,429)	$(409)	$763,034

Three and Six Months Ended June 30, 2020

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	53,123,567	$53	$1,160,807	$(711,407)	$23	$449,476
Stock-based compensation	—	—	6,679	—		6,679
Exercise of stock options	295,757	—	8,485	—		8,485
Vesting of restricted stock units, net of shares withheld for taxes	77,949	—	(472)	—		(472)
Issuance of common stock related to ESPP	22,647	—	860	—		860
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(267)	(267)
Net loss	—	—	—	(50,939)		(50,939)
Balance at March 31, 2020	53,519,920	53	1,176,359	(762,346)	(244)	413,822
Stock-based compensation	—	—	7,140	—	—	7,140
Exercise of stock options	617,441	1	19,609	—	—	19,610
Vesting of restricted stock units, net of shares withheld for taxes	29,351	—	(663)	—	—	(663)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	161	161
Net loss	—	—	—	(18,451)	—	(18,451)
Balance at June 30, 2020	54,166,712	$54	$1,202,445	$(780,797)	$(83)	$421,619

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(126,992)	$(69,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,062	1,938
Stock-based compensation	29,105	13,819
Other non-cash items	(3,459)	1,563
Changes in assets and liabilities:
Prepaid expenses and other assets	(49,201)	(9,293)
Collaboration receivables (all amounts are with a related party)	(1,836)	(31,205)
Non-cash lease expense	3,189	2,792
Accounts payable	542	10,334
Accrued expenses	(2,391)	(6,998)
Operating lease obligations	(3,358)	(2,977)
Other changes in operating assets and liabilities	—	17
Net cash used in operating activities	(152,339)	(89,401)
Investing Activities
Purchases of investments	(381,477)	(58,539)
Proceeds from sales and maturities of investments	195,019	168,385
Purchases of property and equipment	(1,889)	(2,420)
Net cash (used in) provided by investing activities	(188,347)	107,426
Financing Activities
Net proceeds from exercises and vesting of stock awards, and ESPP contributions	5,933	27,819
Net cash provided by financing activities	5,933	27,819
Net (decrease) increase in cash, cash equivalents and restricted cash	(334,753)	45,844
Cash, cash equivalents and restricted cash at beginning of period	672,549	239,274
Cash, cash equivalents and restricted cash at end of period	$337,796	$285,118
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$626	$352
Capitalized follow-on public offering costs included in accrued expenses	$—	$423
Additions to property and equipment for asset retirement obligation	$373	$—

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of June 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, have not changed, and the unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, stockholders' equity for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020.

The accompanying interim condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at June 30, 2021 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the six months ended June 30, 2021, and 2020.
Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities.
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $1.8 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively.
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

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate obligations	$239,234	$(160)	$54,724	$(13)
U.S. Treasury securities	12,011	(1)	72,289	(7)
Mortgage and other asset backed securities	—	—	4,998	(2)
Total available-for sale securities in an unrealized loss position	$251,245	$(161)	$132,012	$(22)

At June 30, 2021, our security portfolio consisted of 122 securities related to investments in debt securities available-for-sale, of which 83 securities were in an unrealized loss position. There were no securities in an unrealized loss position for greater than 12 months as of June 30, 2021. The unrealized losses on the Company's available-for-sale securities were caused by central bank and market interest rate decreases on securities purchased at a premium. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of June 30, 2021.
The following is a summary of cash, cash equivalents and available-for-sale securities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$336,199	$—	$—	$336,199
Available-for-sale securities:
Corporate obligations	324,348	21	(160)	324,209
U.S. Treasury securities	52,132	5	(1)	52,136
Total available-for-sale securities (1)	$376,480	$26	$(161)	$376,345
Total cash, cash equivalents and available-for-sale securities	$712,679	$26	$(161)	$712,544

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$670,952	$—	$—	$670,952
Available-for-sale securities:
Corporate obligations	45,989	5	(13)	45,981
U.S. Treasury securities	135,315	3	(7)	135,311
Certificates of deposit	245	1	—	246
Mortgage and other asset backed securities	5,000	—	(2)	4,998
Total available-for-sale securities (1)	$186,549	$9	$(22)	$186,536
Total cash, cash equivalents and available-for-sale securities	$857,501	$9	$(22)	$857,488
(1)All available-for-sale securities mature within two and three years as of June 30, 2021 and December 31, 2020, respectively.

6. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts presented in the statements of cash flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$336,199	$283,521
Restricted cash	1,597	1,597
Total cash, cash equivalents and restricted cash presented in the statement of cash flows	$337,796	$285,118
As of June 30, 2021 and December 31, 2020, the Company maintained letters of credit totaling $1.6 million held in the form of certificates of deposit and money market funds as collateral for the Company's facility lease obligation and its credit cards. Restricted cash is included within other assets in the condensed consolidated balance sheet.

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
The Company routinely assesses the creditworthiness of its collaboration partner. The Company has not experienced any material losses related to receivables from individual customers and collaboration partners, or groups of customers. The Company does not require collateral. Due to these factors, no allowance for credit losses has been recorded for the Company's collaboration receivables as of June 30, 2021 and December 31, 2020.

8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input that is significant to each financial instrument as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$288,658	$—	$—	$288,658
Corporate obligations	—	324,209	—	324,209
U.S. Treasury securities	—	52,136	—	52,136
Total assets	$288,658	$376,345	$—	$665,003

	December 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$266,562	$—	$—	$266,562
Corporate obligations	—	60,982	—	60,982
U.S. Treasury securities	—	215,310	—	215,310
Certificates of deposit	—	246	—	246
Mortgage and other asset backed securities	—	4,998	—	4,998
Total assets	$266,562	$281,536	$—	$548,098
The money market funds noted above are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2021 or the year ended December 31, 2020. Items measured at fair value on a recurring basis include short-term and long-term investments (Note 5).

9. Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have had an anti-dilutive effect (in thousands):

	Three and Six Months Ended June 30,
	2021	2020
Outstanding stock options	$3,739	$3,680
Common stock warrants	—	39
Shares issuable under employee stock purchase plan	9	13
Outstanding restricted stock units (1)	663	532
	$4,411	$4,264
(1)This balance is comprised of both the restricted stock units and performance-based restricted stock units described in Note 14.

10. Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying condensed consolidated statements of operations and comprehensive loss. Accumulated other comprehensive income (loss) is presented separately on the condensed consolidated balance sheets and consists entirely of unrealized holdings gains or losses on investments as of June 30, 2021 and December 31, 2020.

11. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid clinical trial expenses	$58,901	$7,930
Accrued interest	1,782	345
Other prepaid and current assets	5,803	8,990
Total prepaid expenses and other current assets	$66,486	$17,265
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
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2021, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Other
The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2021 and December 31, 2020, or royalties on future sales of specified products. See Note 13 for discussion of these arrangements.
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
Accounting Analysis

Upon adoption of ASC 606, all of the Company’s performance obligations pursuant to its arrangements with BMS were completed and all remaining potential milestone payments were fully constrained as they related to future regulatory events that were outside of the Company’s control, and therefore the risk of significant reversal in the amount of cumulative revenue had not been resolved. As of June 30, 2021, the last remaining regulatory milestone payment for REBLOZYL would be $20.0 million and would result from approval by a regulatory authority in Asia (as defined in the REBLOZYL Agreement) of a Biologics License Application (BLA) or equivalent for luspatercept-aamt in either myelodysplastic syndromes or beta-thalassemia. In accordance with the Company's accounting policy regarding revenue recognition as described in Note 2 to its Annual Report on Form 10-K, the revenue associated with this milestone will be recognized once it is probable that the application is approved by the regulatory authority. Milestone payments that are not within the control of the Company or the licensee are not considered probable of being achieved until those approvals are received. The approval of the application is not within the control of the Company or the licensee, and therefore, as of June 30, 2021, the Company cannot determine if it is probable that a regulatory agency will approve the applications.

During the three and six months ended June 30, 2021 and 2020, the Company recognized milestone, cost-sharing, and royalty revenue pursuant to the BMS arrangements, as presented on the condensed consolidated statements of operations and comprehensive loss. Through June 30, 2021, under all BMS arrangements, the Company has received net cost-share payments, milestones, and royalties of $307.4 million and $45.1 million for REBLOZYL and sotatercept, respectively.
Other Agreements
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. The Company agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for REBLOZYL. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as royalties ranging from 1.0%-3.5% of net sales on any products developed under the licenses. During the three months ended June 30, 2021 and 2020, the Company expensed zero and $1.5 million, respectively, of milestones and fees. During the six months ended June 30, 2021 and 2020, the Company expensed zero and $1.8 million, respectively, of milestones and fees. Milestones and fees associated with development related activities are recorded as research and development expense. During the three months ended June 30, 2021 and 2020, the Company expensed $1.3 million and $0.6 million, respectively, and during the six months ended June 30, 2021 and 2020, the Company expensed $2.5 million and $0.7 million, respectively, of royalties. Costs related to royalties on sales of commercial products are recorded as selling, general and administrative expense.
In May 2014, the Company executed a collaboration agreement with a research technology company, and such collaboration agreement was amended and restated in March 2019. The Company paid an upfront research fee of $0.3 million upon execution of the original agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three and six months ended June 30, 2021 and 2020, the Company expensed zero and $0.5 million, respectively, of milestones and fees, which is recorded as research and development expense.

In December 2019, the Company executed a license and collaboration agreement with Fulcrum Therapeutics to identify small molecules designed to modulate specific pathways associated with a targeted indication within the pulmonary disease space. The Company paid an upfront research fee of $10.0 million upon execution of this agreement, which was expensed to research and development. The Company also agreed to pay specified research, development and commercial milestone payments of up to $295.0 million for a first product commercialized and up to a maximum of $143.5 million in additional milestone payments for all subsequent products commercialized. Fulcrum will additionally receive tiered royalty payments in the mid-single-digit to low double-digit range on net sales, as well as reimbursement for relevant research and development costs. During the three months ended June 30, 2021 and 2020, the Company expensed $0.6 million and $0.8 million, respectively, and during the six months ended June 30, 2021 and 2020, the Company expensed $1.1 million and $1.1 million, respectively, of milestones and fees, which is recorded as research and development expense.

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
The Company recognized stock-based compensation expense related to the 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), the 2013 Plan, and the 2013 Employee Stock Purchase Plan (the 2013 ESPP) in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2021 and 2020, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$5,876	$3,259	$14,032	$6,400
Selling, general and administrative	7,603	3,881	15,073	7,419
	$13,479	$7,140	$29,105	$13,819
Stock Options
The following table summarizes the stock option activity under the Company’s stock option plans during the six months ended June 30, 2021 (in thousands, except per share amounts and years):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	3,378	$49.78	7.35	$264,046
Granted	672	$118.71
Exercised	(250)	$39.77
Canceled or forfeited	(61)	$77.50
Outstanding at June 30, 2021	3,739	$62.39	7.43	$236,601
Exercisable at June 30, 2021	1,863	$42.57	6.21	$154,466
(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2021.
The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 was $22.3 million.
As of June 30, 2021, there was approximately $70.0 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 2.61 years.

Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Plan during the six months ended June 30, 2021 (in thousands, except per share amounts):

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2020	494	$59.16
Granted	197	$117.45
Vested	(169)	$46.05
Forfeited	(15)	$77.45
Unvested balance at June 30, 2021	507	$85.65
As of June 30, 2021, there was approximately $33.1 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.86 years.
Performance-Based Restricted Stock Units
On January 22, 2020, the Company granted performance-based restricted stock units (PSU) whereby vesting depends upon the occurrence of certain milestone events by December 31, 2022 (the 2020 PSUs). When achievement of a milestone event becomes probable, compensation cost will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees' requisite service that has been provided to date. During the three months ended June 30, 2021, stock-based compensation expense of $1.9 million related to the 2020 PSUs was recognized for one of the milestone events deemed probable of achievement. The expense associated with these PSUs will continue to be recognized through December 31, 2022. For the remaining two milestone events which were not deemed probable of achievement, no stock-based compensation expense was recognized.
On January 29, 2021, the Company granted performance-based restricted stock units (PSU) whereby vesting depends upon the occurrence of certain milestone events by December 31, 2023 (the 2021 PSUs). When achievement of a milestone event becomes probable, compensation cost will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees' requisite service that has been provided to date. As of June 30, 2021, none of the milestone events related to the 2021 PSUs had been deemed probable of being achieved.
The following table summarizes PSU activity under the 2013 Plan during the six months ended June 30, 2021 (in thousands, except per share amounts):

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2020	75	$52.99
Granted (1)	83	$115.53
Vested	—	$—
Forfeited	(2)	$52.99
Unvested balance at June 30, 2021	156	$86.01
(1)Pursuant to the terms of the awards granted, the actual number of awards earned could range between 0% and 200% of the number of awards granted.
As of June 30, 2021, there was approximately $11.5 million of related unrecognized compensation cost. Depending on the actual number of milestone events achieved, the actual expense recognized could range between 0% and 200% of the total target value awarded on the grant date.

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

16. Related Party Transactions
BMS
BMS owned 10.7% and 10.8% of the Company’s fully diluted equity as of June 30, 2021 and December 31, 2020, respectively. Refer to Note 13 for additional information regarding this collaboration arrangement.
During the three and six months ended June 30, 2021 and 2020, all revenue recognized by the Company was recognized under the BMS collaboration arrangement.

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

In June 2020, we presented results of the PULSAR Phase 2 trial of sotatercept in patients with PAH on stable background PAH-specific therapies during the "Breaking News: Clinical Trials in Pulmonary Medicine" session of the American Thoracic Society, or ATS, 2020 Virtual Conference. Study investigators reported that the trial met its primary endpoint, pulmonary vascular resistance, and its key secondary endpoint, six-minute walk distance, and showed concordance of results across multiple additional endpoints and regardless of baseline characteristics. Sotatercept was generally well tolerated in the trial and adverse events observed in the study were generally consistent with previously published data on sotatercept in clinical trials in other patient populations. We presented additional cardiac and pulmonary function data at the virtual 2020 American Heart Association Scientific Sessions in November 2020 showing improvement in right ventricular-pulmonary arterial (RV-PA) coupling, which represents the match between the output of the RV and the resistance of the pulmonary vasculature, as well as improvement in RV function. In May 2021, we presented interim results from the ongoing 18-month open-label extension of the PULSAR trial at the ATS 2021 International Conference showing consistent or improved patient responses in multiple efficacy endpoints when treated with sotatercept for up to 48 weeks. We initiated our registrational Phase 3 trial, the STELLAR trial, in patients with PAH at the end of 2020, and start-up activities are underway for the early intervention Phase 3 HYPERION trial in patients with PAH and the later intervention Phase 3 ZENITH trial in World Health Organization (WHO) functional class IV PAH patients, each of which we plan to initiate in the second half of 2021. In addition, we plan to initiate the Phase 2 CADENCE trial in patients with pulmonary hypertension with left heart disease in the second half of 2021.
We have completed enrollment in an exploratory study called SPECTRA to provide us with greater understanding of sotatercept's potential impact on PAH. We presented preliminary interim results in November 2020 at the virtual 2020 American Heart Association Scientific Sessions, and we presented additional preliminary interim results at the ATS 2021 International Conference, in each case showing improvements in multiple hemodynamic measures in the first 10 patients evaluated among the total of 21 trial participants. We also previously announced that the U.S. Food and Drug Administration, or FDA, has granted Breakthrough Therapy designation to sotatercept for the treatment of patients with PAH, and that the European Medicines Agency, or EMA, has granted Priority Medicines, or PRIME, designation to sotatercept for the treatment of patients with PAH. In December 2020, the European Commission granted Orphan Drug designation to sotatercept for the treatment of patients with PAH.
If sotatercept is approved and commercialized to treat PAH, then we will recognize revenue from global net sales and owe BMS a royalty in the low 20% range.

In addition to sotatercept, we are currently advancing our second pulmonary therapeutic candidate, ACE-1334. ACE-1334 is a wholly owned TGF-beta superfamily-based ligand trap designed to bind and inhibit TGF-beta 1 and 3 ligands but not TGF-beta 2. We recently completed an ascending-dose Phase 1 clinical trial in healthy volunteers, and the FDA has granted Fast Track designation to ACE-1334 in patients with systemic sclerosis-associated interstitial lung disease, or SSc-ILD, as well as Orphan Drug designation for the treatment of systemic sclerosis. SSc-ILD is a rare, progressive, autoimmune connective tissue disorder characterized by immune dysregulation. We intend to initiate a Phase 1b/Phase 2 clinical trial with ACE-1334 in patients with SSc-ILD by the end of 2021.
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
For additional patient populations, BMS is currently conducting a Phase 2 clinical trial with luspatercept-aamt in non-transfusion-dependent beta-thalassemia patients, referred to as the BEYOND trial, and a Phase 3 clinical trial, the COMMANDS trial, in first-line, lower-risk MDS patients. In June 2021, we and BMS announced the first results from the BEYOND trial showing that luspatercept-aamt plus best supportive care improved anemia in 77% of patients compared to placebo, and luspatercept-aamt was generally well tolerated. Topline results from the COMMANDS trial are expected in or after 2022. In myelofibrosis, BMS is conducting a Phase 2 clinical trial with luspatercept-aamt in patients with myelofibrosis-associated anemia, and has initiated the Phase 3 INDEPENDENCE study in patients with myelofibrosis-associated anemia who are being treated with JAK inhibitor therapy and require RBC transfusions.
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

Funding and Expense
As of June 30, 2021, our operations have been funded primarily by $105.1 million in equity investments from venture investors, $1.3 billion from public investors, $164.1 million in equity investments from our collaboration partners and $482.6 million in upfront payments, milestones, royalties, and net research and development payments from our collaboration partners.
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

Financial Operations Overview
Impact of COVID-19 on our Business
A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization (WHO) in March 2020 and has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. As of June 30, 2021, we have not experienced material financial, development, or supply chain impacts directly related to the pandemic, but we may experience disruptions in our ongoing and planned sotatercept and ACE-1334 clinical trials. We have experienced disruptions in our commercialization efforts for REBLOZYL with regard to customer engagement and in-person promotion. New patient visits for MDS patients in general have also decreased as compared to pre-COVID levels. Although some restrictions on our in-person promotion efforts were reduced during the quarter ended June 30, 2021, these restrictions have begun to return recently due to an increase in COVID cases and related hospitalizations attributed to the spread of the delta variant. In addition, as various geographies in the United States and worldwide adapt to surging COVID-19 infections from the delta variant or other new variants, we may experience additional setbacks to our operations, including our clinical trial initiations and enrollment, that could have a material impact on our business.
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
•the cost of acquiring and manufacturing preclinical and clinical study materials, including costs incurred under agreements with contract manufacturing organizations, or CMOs, and developing manufacturing processes;
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
From inception through June 30, 2021, we have incurred $1.1 billion in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Research and development expenses associated with luspatercept-aamt, and, outside of the PH field, sotatercept, are generally reimbursed 100% by BMS. These reimbursements are recorded as cost-sharing revenue. We are expensing the costs of clinical trials for sotatercept and ACE-1334. With respect to the luspatercept-aamt clinical trials directly conducted by BMS, we do not incur and are not reimbursed for expenses related to these development activities.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs and CMOs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product by CMOs, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies, and the costs of preclinical research and studies, except for luspatercept-aamt costs for the purposes of billing BMS. Our external research and development expenses during the three and six months ended June 30, 2021 and 2020 are as follows (certain prior year amounts have been reclassified to conform with current year presentation):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Sotatercept (1)	$17,655	$8,744	$38,628	$17,724
ACE-083 (2)	14	2,338	171	6,524
ACE-1334 (3)	1,746	1,620	2,936	3,380
Total direct research and development expenses	19,415	12,702	41,735	27,628
Other expenses (4)	36,715	25,549	71,694	48,289
Total research and development expenses	$56,130	$38,251	$113,429	$75,917

(1)These expenses are associated with our development of sotatercept in PAH.

(2)Development of ACE-083 was discontinued. All remaining material expenses were incurred as of the end of 2020.

(3)These expenses are associated with our development of ACE-1334 in SSc-ILD.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and investments. Prior to 2021, other income (expense), net also consists of the re-measurement gain or loss associated with the change in the fair value of our common stock warrant liabilities.
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
During the three and six months ended June 30, 2021, there have been no material changes to our critical accounting policies as reported in our Annual Report on the Form 10-K for the year ended December 31, 2020. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	$	%
Revenue:
Collaboration revenue:
Milestone	$—	$25,000	$(25,000)	(100)%
Cost-sharing, net	2,294	3,678	(1,384)	(38)%
Royalty	25,646	11,074	14,572	132%
Total revenue (all amounts are with a related party)	27,940	39,752	(11,812)	(30)%
Costs and expenses:
Research and development	56,130	38,251	17,879	47%
Selling, general and administrative	35,472	20,414	15,058	74%
Total costs and expenses	91,602	58,665	32,937	56%
Loss from operations	(63,662)	(18,913)	(44,749)	237%
Other income, net	149	466	(317)	(68)%
Loss before income taxes	(63,513)	(18,447)	(45,066)	244%
Income tax provision	(8)	(4)	(4)	100%
Net loss	$(63,521)	$(18,451)	$(45,070)	244%

Revenue.  We recognized revenue of $27.9 million in the three months ended June 30, 2021, compared to $39.8 million in the same period in 2020. All of the revenue in both periods was derived from the BMS agreements. This $11.8 million decrease is primarily related to a decrease of $25.0 million in license and milestone revenue, partially offset by increased royalty revenue from REBLOZYL sales recognized in 2021 of $14.6 million.
Research and Development Expenses.  Research and development expenses were $56.1 million in the three months ended June 30, 2021, compared to $38.3 million in the same period in 2020. This $17.9 million increase is primarily related to growth in order to support our wholly-owned therapeutic candidates and preclinical programs and includes:
•an increase in external clinical trial expense of $12.0 million primarily related to increased clinical activities for the sotatercept clinical trials;
•an increase in personnel and facilities-related expense of $9.5 million related to increased headcount to support our growth; and
•an increase in miscellaneous research expense of $0.8 million; offset by
•a decrease in contract manufacturing, drug supply, and development expenses of $4.1 million related to our ongoing clinical and preclinical programs.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $35.5 million in the three months ended June 30, 2021, compared to $20.4 million in the same period in 2020. The $15.1 million increase is primarily due to the following factors:
•an increase in personnel and facilities-related expense of $8.7 million related to increased headcount to support our growth; and
•an increase in consulting and other miscellaneous expenses of $5.9 million primarily related to the preparation for the potential future commercial launch of sotatercept and other activities related to the execution of our global strategy.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020	$	%
Revenue:
Collaboration revenue:
Milestone	$—	$25,000	$(25,000)	(100)%
Cost-sharing, net	4,656	6,502	(1,846)	(28)%
Royalty	48,042	12,594	35,448	281%
Total revenue (all amounts are with a related party)	52,698	44,096	8,602	20%
Costs and expenses:
Research and development	113,429	75,917	37,512	49%
Selling, general and administrative	66,534	38,663	27,871	72%
Total costs and expenses	179,963	114,580	65,383	57%
Loss from operations	(127,265)	(70,484)	(56,781)	81%
Other income, net	286	1,113	(827)	(74)%
Loss before income taxes	(126,979)	(69,371)	(57,608)	83%
Income tax provision	(13)	(20)	7	(35)%
Net loss	$(126,992)	$(69,391)	$(57,601)	83%

Revenue.  We recognized revenue of $52.7 million in the six months ended June 30, 2021, compared to $44.1 million in the same period in 2020. All of the revenue in both periods was derived from the BMS agreements. This $8.6 million increase is primarily related to increased royalty revenue from REBLOZYL sales recognized in 2021 of $35.4 million, partially offset by decreased license and milestone revenue of $25.0 million.
Research and Development Expenses.  Research and development expenses were $113.4 million in the six months ended June 30, 2021, compared to $75.9 million in the same period in 2020. This $37.5 million increase is primarily related to growth in order to support our wholly-owned therapeutic candidates and preclinical programs and includes:
•an increase in personnel and facilities-related expense of $19.1 million related to increased headcount to support our growth;
•an increase in external clinical trial expense of $18.8 million related to increased clinical activities for the sotatercept clinical trials; and
•an increase in miscellaneous research expense of $2.1 million; offset by
•a decrease in contract manufacturing, drug supply, and development expenses of $2.0 million related to our ongoing clinical and preclinical programs.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $66.5 million in the six months ended June 30, 2021, compared to $38.7 million in the same period in 2020. The $27.9 million increase is primarily due to the following factors:
•an increase in personnel and facilities-related expense of $15.8 million related to increased headcount to support our growth; and
•an increase in consulting and other miscellaneous expenses of $11.9 million primarily related to the preparation for the potential future commercial launch of sotatercept and other activities related to the execution of our global strategy.

Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of June 30, 2021, we had an accumulated deficit of $1.0 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of June 30, 2021, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $1.3 billion from public investors, $164.1 million in equity investments from our collaboration partners, and $482.6 million in upfront payments, milestones, royalties, and net research and development payments from our collaboration partners.
As of June 30, 2021, we had $712.5 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(152,339)	$(89,401)
Investing activities	(188,347)	107,426
Financing activities	5,933	27,819
Net (decrease) increase in cash, cash equivalents and restricted cash	$(334,753)	$45,844
Operating Activities
Net cash used in operating activities was $152.3 million for the six months ended June 30, 2021, compared to $89.4 million during the same period in 2020. Significant factors in this $62.9 million increase include:
•an increase in net loss of $57.6 million primarily due to an increase in operating expenses related to increased headcount and facilities, external expenses for contract manufacturing, prepayment of phase 3 clinical trial activities and the related expense, consulting, and other external expenses to support our wholly-owned therapeutic programs, as well as expenses for commercial activities for REBLOZYL, offset by an increase in royalty revenue associated with sales of REBLOZYL;
•a net increase in operating assets and liabilities of $15.7 million, consisting primarily of an increase in prepaid expenses and other assets of $39.9 million; offset by a net decrease in collaboration receivables and accounts payable of $29.4 million and $9.8 million, respectively; and
•a net increase in other non-cash expenses of $10.3 million, largely related to an increase in stock-based compensation expense of 15.3 million, and offset by a net decrease in amortization and accretion of premiums and discounts on available-for-sale securities of 3.4 million.
Investing Activities
Net cash used in investing activities was $188.3 million for the six months ended June 30, 2021, compared to net cash provided by investing activities of $107.4 million during the same period in 2020. Net cash used and provided by investing activities primarily consisted of the following amounts relating to activity within our investment portfolio:
•for the six months ended June 30, 2021, purchases of investments of $186.5 million net of maturities due to the execution of our investment strategy in accordance with our policy as we invest the money raised in our July 2020 public offering in marketable securities; and
•for the six months ended June 30, 2020, net proceeds from sales and maturities of investments of $109.8 million in connection with managing our investment portfolio to meet our projected cash requirements.

Financing Activities
Net cash provided by financing activities was $5.9 million for the six months ended June 30, 2021, compared to $27.8 million during the same period in 2020. Net cash provided by financing activities consisted primarily of the following:
•for the six months ended June 30, 2021, $5.9 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan; and
•for the six months ended June 30, 2020, $27.8 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan.
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
Contractual Obligations and Commitments
During the three months ended June 30, 2021, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
For a summary of recently issued accounting pronouncements applicable to the Company refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and investments of $712.5 million and $857.5 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material impact on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
As of June 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1+	Collaboration, License and Option Agreement between Acceleron Pharma Inc. and Celgene Corporation, dated as of August 2, 2011

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+    Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
*    This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERON PHARMA INC.

Date: August 5, 2021	By:	/s/ HABIB J. DABLE
Habib J. Dable
Chief Executive Officer and President

Date: August 5, 2021	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer