Form 10-Q
period 2021-09-30
ACCELERON PHARMA INC
filed 2021-11-04
CIK 1280600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

As of November 1, 2021, there were 61,155,826 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Acceleron Pharma Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$336,456	$670,952
Short-term investments	254,113	178,951
Collaboration receivables (all amounts are with a related party)	34,195	26,101
Prepaid expenses and other current assets	71,844	17,265
Total current assets	696,608	893,269
Property and equipment, net	9,435	7,768
Operating lease - right of use asset, net	18,310	21,988
Long-term investments	61,950	7,585
Other assets	1,545	1,727
Total assets	$787,848	$932,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,086	$8,472
Accrued expenses	44,122	44,681
Operating lease liability - right of use	8,163	7,010
Total current liabilities	57,371	60,163
Operating lease liability - right of use, net of current portion	11,951	17,067
Other non-current liabilities	373	—
Total liabilities	69,695	77,230
Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value: 25,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value: 175,000,000 shares authorized; 61,130,687 and 60,383,867 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	61	60
Additional paid-in capital	1,793,384	1,732,772
Accumulated deficit	(1,074,894)	(877,437)
Accumulated other comprehensive loss	(398)	(288)
Total stockholders’ equity	718,153	855,107
Total liabilities and stockholders’ equity	$787,848	$932,337

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue:
Milestone	$—	$—	$—	$25,000
Cost-sharing, net	2,156	3,298	6,812	9,800
Royalty	32,043	19,263	80,085	31,856
Total revenue (all amounts are with a related party)	34,199	22,561	86,897	66,656
Costs and expenses:
Research and development	59,717	40,747	173,146	116,663
Selling, general and administrative	45,112	21,042	111,646	59,705
Total costs and expenses	104,829	61,789	284,792	176,368
Loss from operations	(70,630)	(39,228)	(197,895)	(109,712)
Other income (expense), net	180	(6)	466	1,108
Loss before income taxes	(70,450)	(39,234)	(197,429)	(108,604)
Income tax provision	(15)	(11)	(28)	(31)
Net loss	$(70,465)	$(39,245)	$(197,457)	$(108,635)
Other comprehensive income (loss):
Net unrealized holding gains (losses) on short-term and long-term investments during the period, net of tax	11	(142)	(110)	(248)
Comprehensive loss	$(70,454)	$(39,387)	$(197,567)	$(108,883)

Net loss per share- basic and diluted	$(1.16)	$(0.66)	$(3.25)	$(1.95)

Weighted-average number of common shares used in computing net loss per share- basic and diluted	60,937	59,640	60,748	55,635

See accompanying notes to these condensed consolidated financial statements.

Acceleron Pharma Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except share and per share data)
(unaudited)

Three and Nine Months Ended September 30, 2021

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	60,383,867	$60	$1,732,772	$(877,437)	$(288)	$855,107
Stock-based compensation	—	—	15,626	—	—	15,626
Exercise of stock options	149,724	—	5,865	—	—	5,865
Vesting of restricted stock units, net of shares withheld for taxes	84,902	—	(3,888)	—	—	(3,888)
Issuance of common stock related to ESPP	20,001	—	1,721	—	—	1,721
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(129)	(129)
Net loss	—	—	—	(63,471)	—	(63,471)
Balance at March 31, 2021	60,638,494	60	1,752,096	(940,908)	(417)	810,831
Stock-based compensation	—	—	13,479	—	—	13,479
Exercise of stock options	100,450	—	4,055	—	—	4,055
Vesting of restricted stock units, net of shares withheld for taxes	38,614	1	(1,819)	—	—	(1,818)
Unrealized gain on available-for-sale securities	—	—	—	—	8	8
Net loss	—	—	—	(63,521)	—	(63,521)
Balance at June 30, 2021	60,777,558	61	1,767,811	(1,004,429)	(409)	763,034
Stock-based compensation	—	—	11,421	—	—	11,421
Exercise of stock options	331,858	—	13,822	—	—	13,822
Vesting of restricted stock units, net of shares withheld for taxes	12,335	—	(689)	—	—	(689)
Issuance of common stock related to ESPP	8,936	—	1,019	—	—	1,019
Unrealized gain on available-for-sale securities	—	—	—	—	11	11
Net loss	—	—	—	(70,465)	—	(70,465)
Balance at September 30, 2021	61,130,687	$61	$1,793,384	$(1,074,894)	$(398)	$718,153

Three and Nine Months Ended September 30, 2020

	Common Stock
	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	53,123,567	$53	$1,160,807	$(711,407)	$23	$449,476
Stock-based compensation	—	—	6,679	—	—	6,679
Exercise of stock options	295,757	—	8,485	—	—	8,485
Vesting of restricted stock units, net of shares withheld for taxes	77,949	—	(472)	—	—	(472)
Issuance of common stock related to ESPP	22,647	—	860	—	—	860
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(267)	(267)
Net loss	—	—	—	(50,939)	—	(50,939)
Balance at March 31, 2020	53,519,920	53	1,176,359	(762,346)	(244)	413,822
Stock-based compensation	—	—	7,140	—	—	7,140
Exercise of stock options	617,441	1	19,609	—	—	19,610
Vesting of restricted stock units, net of shares withheld for taxes	29,351	—	(663)	—	—	(663)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	161	161
Net loss	—	—	—	(18,451)	—	(18,451)
Balance at June 30, 2020	54,166,712	54	1,202,445	(780,797)	(83)	421,619
Stock-based compensation	—	—	7,986	—	—	7,986
Issuance of common stock, net of expense $505	5,594,593	6	492,408	—	—	492,414
Exercise of stock options	229,763	—	8,284	—	—	8,284
Vesting of restricted stock units, net of shares withheld for taxes	10,879	—	(313)	—	—	(313)
Issuance of common stock related to ESPP	13,026	—	804	—	—	804
Net exercise of warrants to purchase common stock	37,073	—	3,729	—	—	3,729
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(142)	(142)
Net loss	—	—	—	(39,245)	—	(39,245)
Balance at September 30, 2020	60,052,046	$60	$1,715,343	$(820,042)	$(225)	$895,136

Acceleron Pharma Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(197,457)	$(108,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,222	2,841
Stock-based compensation	40,526	21,805
Other non-cash items	(2,328)	1,552
Changes in assets and liabilities:
Prepaid expenses and other assets	(54,598)	1,231
Collaboration receivables (all amounts are with a related party)	(8,094)	(14,014)
Non-cash lease expense	4,849	4,249
Accounts payable	(3,418)	6,315
Accrued expenses	(795)	(3,025)
Operating lease obligations	(5,134)	(4,533)
Other changes in operating assets and liabilities	—	17
Net cash used in operating activities	(223,227)	(92,197)
Investing Activities
Purchases of investments	(407,580)	(161,741)
Proceeds from sales and maturities of investments	280,322	220,240
Purchases of property and equipment	(4,298)	(3,303)
Net cash (used in) provided by investing activities	(131,556)	55,196
Financing Activities
Proceeds from issuance of common stock from public offering, net of issuance costs	—	492,414
Net proceeds from exercises and vesting of stock awards, and ESPP contributions	20,086	36,595
Net cash provided by financing activities	20,086	529,009
Net (decrease) increase in cash, cash equivalents and restricted cash	(334,697)	492,008
Cash, cash equivalents and restricted cash at beginning of period	672,549	239,274
Cash, cash equivalents and restricted cash at end of period	$337,852	$731,282
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$233	$281
Additions to property and equipment for asset retirement obligation	$373	$—
Reclassification of warrant liability to additional paid-in capital	$—	$3,729

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
On September 29, 2021, Acceleron entered into an Agreement and Plan of Merger (the Merger Agreement) with Merck Sharp & Dohme Corp., a New Jersey corporation (Merck), and Merck’s wholly owned subsidiary, Astros Merger Sub, Inc., a Delaware corporation (Purchaser). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has commenced a tender offer (the Offer) to purchase all of the issued and outstanding shares of common stock, par value $0.001 per share, of the Company in exchange for $180.00 per share, net to the seller in cash, without interest and less applicable tax withholdings. The closing of the Offer is subject to certain conditions, including the tender of shares representing at least a majority of the total number of Acceleron’s outstanding shares, receipt of applicable regulatory approvals, and other customary conditions. If these conditions are satisfied and the Offer closes, Merck would acquire any remaining shares by a merger of Purchaser with and into the Company.
Acceleron expects the transaction to close in the fourth quarter of 2021. If the transaction is completed, it is expected that Acceleron's common stock will be removed from listing on the Nasdaq Global Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended.
For more details on the Merger Agreement, see the “Overview" section in "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of September 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, have not changed, and the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020.

The accompanying interim condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified all of its marketable securities at September 30, 2021 as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. The Company records available-for-sale securities at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. There were no realized gains or losses on marketable securities for the nine months ended September 30, 2021 and 2020.
Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities.
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income. The cost of securities sold is based on the specific identification method. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. Accrued interest receivable relating to the Company's available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $1.5 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively.
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

The following is a summary of available-for-sale securities with unrealized losses for less than 12 months as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate obligations	$209,012	$(98)	$54,724	$(13)
U.S. Treasury securities	12,008	(1)	72,289	(7)
Certificates of deposit	1,470	(1)	—	—
Mortgage and other asset backed securities	—	—	4,998	(2)
Total available-for sale securities in an unrealized loss position	$222,490	$(100)	$132,012	$(22)

At September 30, 2021, our security portfolio consisted of 114 securities related to investments in debt securities available-for-sale, of which 79 securities were in an unrealized loss position. There were no securities in an unrealized loss position for greater than 12 months as of September 30, 2021. The unrealized losses on the Company's available-for-sale securities were caused by central bank and market interest rate decreases on securities purchased at a premium. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company did not record an allowance for credit losses as of September 30, 2021.

The following is a summary of cash, cash equivalents and available-for-sale securities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$336,456	$—	$—	$336,456
Available-for-sale securities:
Corporate obligations	289,875	16	(98)	289,793
U.S. Treasury securities	24,554	2	(1)	24,555
Certificates of deposit	1,716	—	(1)	1,715
Total available-for-sale securities (1)	$316,145	$18	$(100)	$316,063
Total cash, cash equivalents and available-for-sale securities	$652,601	$18	$(100)	$652,519

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$670,952	$—	$—	$670,952
Available-for-sale securities:
Corporate obligations	45,989	5	(13)	45,981
U.S. Treasury securities	135,315	3	(7)	135,311
Certificates of deposit	245	1	—	246
Mortgage and other asset backed securities	5,000	—	(2)	4,998
Total available-for-sale securities (1)	$186,549	$9	$(22)	$186,536
Total cash, cash equivalents and available-for-sale securities	$857,501	$9	$(22)	$857,488
(1)All available-for-sale securities mature within two and three years as of September 30, 2021 and December 31, 2020, respectively.

6. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts presented in the statements of cash flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$336,456	$729,685
Restricted cash	1,396	1,597
Total cash, cash equivalents and restricted cash presented in the statement of cash flows	$337,852	$731,282
As of September 30, 2021 and December 31, 2020, the Company maintained letters of credit totaling $1.4 million and $1.6 million, respectively, held in the form of certificates of deposit and money market funds as collateral for the Company's facility lease obligation and its credit cards. Restricted cash is included within other assets in the condensed consolidated balance sheet.

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
The Company routinely assesses the creditworthiness of its collaboration partner. The Company has not experienced any material losses related to receivables from individual customers and collaboration partners, or groups of customers. The Company does not require collateral. Due to these factors, no allowance for credit losses has been recorded for the Company's collaboration receivables as of September 30, 2021 and December 31, 2020.

8. Fair Value Measurements
The following tables set forth the Company’s financial instruments carried at fair value using the lowest level of input that is significant to each financial instrument as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$259,772	$—	$—	$259,772
Corporate obligations	—	292,835	—	292,835
U.S. Treasury securities	—	35,556	—	35,556
Certificates of deposit	—	8,994	—	8,994
Total assets	$259,772	$337,385	$—	$597,157

	December 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$266,562	$—	$—	$266,562
Corporate obligations	—	60,982	—	60,982
U.S. Treasury securities	—	215,310	—	215,310
Certificates of deposit	—	246	—	246
Mortgage and other asset backed securities	—	4,998	—	4,998
Total assets	$266,562	$281,536	$—	$548,098
The money market funds noted above are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2021 or the year ended December 31, 2020. Items measured at fair value on a recurring basis include short-term and long-term investments (Note 5).

9. Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have had an anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2021	2020
Outstanding stock options	$3,447	$3,546
Common stock warrants	—	—
Shares issuable under employee stock purchase plan	20	19
Outstanding restricted stock units (1)	693	572
	$4,160	$4,137
(1)This balance is comprised of both the restricted stock units and performance-based restricted stock units described in Note 15.

10. Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events, and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying condensed consolidated statements of operations and comprehensive loss. Accumulated other comprehensive income (loss) is presented separately on the condensed consolidated balance sheets and consists entirely of unrealized holdings gains or losses on investments as of September 30, 2021 and December 31, 2020.

11. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid clinical trial expenses	$61,816	$7,930
Accrued interest	1,470	345
Other prepaid and current assets	8,558	8,990
Total prepaid expenses and other current assets	$71,844	$17,265
In 2021, prepaid clinical trial expenses increased primarily due to upfront payments made to fund the sotatercept clinical trials.
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
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2021. For a description of the Company's legal proceedings since September 30, 2021, see "Part II. Other Information - Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.
Merger Agreement
In connection with the termination of the Merger Agreement under specified circumstances, including termination by Acceleron in order to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we will be required to pay Merck a termination fee of $345.0 million by wire transfer of immediately available funds. The Merger Agreement also provides that if the tender offer or merger are not consummated due to the failure of certain antitrust conditions to be satisfied, then Merck will be required to pay us a reverse termination fee of $650.0 million or $750.0 million, depending on the time of termination. The termination fees, if paid, constitute the sole and exclusive remedy of the party receiving the fee in respect of the Merger Agreement.
Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2021 and December 31, 2020, or royalties on future sales of specified products. See Note 13 for discussion of these arrangements.
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
Accounting Analysis

Upon adoption of ASC 606, all of the Company’s performance obligations pursuant to its arrangements with BMS were completed and all remaining potential milestone payments were fully constrained as they related to future regulatory events that were outside of the Company’s control, and therefore the risk of significant reversal in the amount of cumulative revenue had not been resolved. As of September 30, 2021, the last remaining regulatory milestone payment for REBLOZYL would be $20.0 million and would result from approval by a regulatory authority in Asia (as defined in the REBLOZYL Agreement) of a Biologics License Application (BLA) or equivalent for luspatercept-aamt in either myelodysplastic syndromes or beta-thalassemia. In accordance with the Company's accounting policy regarding revenue recognition as described in Note 2 to its Annual Report on Form 10-K, the revenue associated with this milestone will be recognized once it is probable that the application is approved by the regulatory authority. Milestone payments that are not within the control of the Company or the licensee are not considered probable of being achieved until those approvals are received. The approval of the application is not within the control of the Company or the licensee, and therefore, as of September 30, 2021, the Company cannot determine if it is probable that a regulatory agency will approve the applications.
During the three and nine months ended September 30, 2021 and 2020, the Company recognized milestone, cost-sharing, and royalty revenue pursuant to the BMS arrangements, as presented on the condensed consolidated statements of operations and comprehensive loss. Through September 30, 2021, under all BMS arrangements, the Company has received net cost-share payments, milestones, and royalties of $335.3 million and $45.1 million for REBLOZYL and sotatercept, respectively.

Other Agreements
In 2004, the Company entered into a license agreement with a non-profit institution for an exclusive, sublicensable, worldwide, royalty-bearing license to certain patents developed by the institution (Primary Licensed Products). In addition, the Company was granted a non-exclusive, non-sub-licensable license for Secondary Licensed Products. The Company agreed to pay specified development milestone payments totaling up to $2.0 million for sotatercept and $0.7 million for REBLOZYL. In addition, the Company is obligated to pay milestone fees based on the Company’s research and development progress, and U.S. sublicensing revenue ranging from 10%-25%, as well as royalties ranging from 1.0%-3.5% of net sales on any products developed under the licenses. During the three months ended September 30, 2021 and 2020, the Company did not recognize any expense related milestones and fees. During the nine months ended September 30, 2021 and 2020, the Company expensed zero and $1.8 million, respectively, of milestones and fees. Milestones and fees associated with development related activities are recorded as research and development expense. During the three months ended September 30, 2021 and 2020, the Company expensed $1.6 million and $1.0 million, respectively, and during the nine months ended September 30, 2021 and 2020, the Company expensed $4.1 million and $1.6 million, respectively, of royalties. Costs related to royalties on sales of commercial products are recorded as selling, general and administrative expense.
In May 2014, the Company executed a collaboration agreement with a research technology company, and such collaboration agreement was amended and restated in March 2019. The Company paid an upfront research fee of $0.3 million upon execution of the original agreement. The Company also received an option to obtain a commercial license to the molecules developed during the collaboration. During the three months ended September 30, 2021 and 2020, the Company expensed $0.6 million and $0.1 million, respectively, and during the nine months ended September 30, 2021 and 2020, the Company expensed $0.6 million of milestones and fees, which is recorded as research and development expense.
In December 2019, the Company executed a license and collaboration agreement with Fulcrum Therapeutics to identify small molecules designed to modulate specific pathways associated with a targeted indication within the pulmonary disease space. The Company paid an upfront research fee of $10.0 million upon execution of this agreement, which was expensed to research and development. The Company also agreed to pay specified research, development and commercial milestone payments of up to $295.0 million for a first product commercialized and up to a maximum of $143.5 million in additional milestone payments for all subsequent products commercialized. Fulcrum will additionally receive tiered royalty payments in the mid-single-digit to low double-digit range on net sales, as well as reimbursement for relevant research and development costs. During the three months ended September 30, 2021 and 2020, the Company expensed $0.6 million and during the nine months ended September 30, 2021 and 2020, the Company expensed $1.7 million of milestones and fees, which is recorded as research and development expense.

14. Stockholders' Equity
On July 6, 2020, the Company completed the sale in an underwritten public offering of 5,594,593 shares of common stock, including 729,729 shares of common stock sold pursuant to the underwriter's full exercise of their option to purchase additional shares, at a public offering price of $92.50 per share, resulting in net proceeds to the Company of $492.4 million.

15. Stock-Based Compensation
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
The Company recognized stock-based compensation expense related to the 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), the 2013 Plan, and the 2013 Employee Stock Purchase Plan (the 2013 ESPP) in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2021 and 2020, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$5,586	$3,794	$19,615	$10,194
Selling, general and administrative	5,835	4,192	20,911	11,611
	$11,421	$7,986	$40,526	$21,805

Stock Options
The following table summarizes the stock option activity under the Company’s stock option plans during the nine months ended September 30, 2021 (in thousands, except per share amounts and years):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	3,378	$49.78	7.35	$264,046
Granted	769	$119.78
Exercised	(576)	$41.18
Canceled or forfeited	(123)	$80.33
Outstanding at September 30, 2021	3,448	$65.74	7.41	$366,668
Exercisable at September 30, 2021	1,722	$45.23	6.18	$218,481
(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2021.
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 was $55.4 million.
As of September 30, 2021, there was approximately $66.7 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 2.50 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (RSU) activity under the 2013 Plan during the nine months ended September 30, 2021 (in thousands, except per share amounts):

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2020	494	$59.16
Granted	269	$119.54
Vested	(187)	$47.69
Forfeited	(34)	$80.46
Unvested balance at September 30, 2021	542	$91.72
As of September 30, 2021, there was approximately $36.5 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.79 years.
Performance-Based Restricted Stock Units
On January 22, 2020, the Company granted performance-based restricted stock units (PSU) whereby vesting depends upon the occurrence of certain milestone events by December 31, 2022 (the 2020 PSUs). When achievement of a milestone event becomes probable, compensation cost will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees' requisite service that has been provided to date. During the nine months ended September 30, 2021, stock-based compensation expense of $2.2 million related to the 2020 PSUs was recognized for one of the milestone events deemed probable of achievement. The expense associated with these PSUs will continue to be recognized through December 31, 2022. For the remaining two milestone events which were not deemed probable of achievement, no stock-based compensation expense was recognized.
On January 29, 2021, the Company granted performance-based restricted stock units (PSU) whereby vesting depends upon the occurrence of certain milestone events by December 31, 2023 (the 2021 PSUs). When achievement of a milestone event becomes probable, compensation cost will be recognized from the grant date over the requisite service period and a cumulative catch-up adjustment will be recorded to reflect the portion of the employees' requisite service that has been provided to date. As of September 30, 2021, none of the milestone events related to the 2021 PSUs had been deemed probable of being achieved.

The following table summarizes PSU activity under the 2013 Plan during the nine months ended September 30, 2021 (in thousands, except per share amounts):

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2020	75	$52.99
Granted (1)	83	$115.53
Vested	—	$—
Forfeited	(7)	$76.10
Unvested balance at September 30, 2021	151	$86.04
(1)Pursuant to the terms of the awards granted, the actual number of awards earned could range between 0% and 200% of the number of awards granted.
As of September 30, 2021, there was approximately $10.8 million of related unrecognized compensation cost. Depending on the actual number of milestone events achieved, the actual expense recognized could range between 0% and 200% of the total target value awarded on the grant date.

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

17. Related Party Transactions
BMS
BMS owned 10.7% and 10.8% of the Company’s fully diluted equity as of September 30, 2021 and December 31, 2020, respectively. Refer to Note 13 for additional information regarding this collaboration arrangement.
During the three and nine months ended September 30, 2021 and 2020, all revenue recognized by the Company was recognized under the BMS collaboration arrangement.

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
•the proposed transaction with Merck Sharp & Dohme Corp.;
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

You should also read carefully the factors described in the section “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases, and our website.

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
Merger Agreement with Merck Sharp & Dohme Corp.
On September 29, 2021, we entered into an Agreement and Plan of Merger (which we refer to as the "Merger Agreement") with Merck Sharp & Dohme Corp., or Merck, and Merck's acquisition subsidiary, under which Merck is to acquire Acceleron in a cash transaction for an approximate total equity value of $11.5 billion. On October 12, 2021, pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merck's acquisition subsidiary commenced a tender offer to purchase all of our issued and outstanding shares of common stock in exchange for $180.00 per share, net to the seller in cash, without interest and less applicable tax withholdings. The closing of the tender offer remains subject to the satisfaction of certain conditions, including the tender of shares representing at least a majority of the total number of our outstanding shares, receipt of applicable regulatory approvals, and other customary conditions. If the tender offer closes, Merck's acquisition subsidiary will be merged into Acceleron, and any remaining Acceleron shares (other than shares of common stock held by us as treasury stock, or owned by Merck or Merck's acquisition subsidiary, or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Section 262 of the General Corporation Law of the State of Delaware, or the DGCL) will be converted into the right to receive the same $180.00 per share price payable in the tender offer. The Merger Agreement contemplates that the merger will be effected pursuant to Section 251(h) of the DGCL, which permits completion of the merger without a shareholder vote promptly following consummation of the tender offer. The transaction is not subject to a financing condition.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the merger, generally requiring us to use commercially reasonable efforts to carry on our business in the ordinary course. Without limiting the generality of the foregoing, we are subject to a variety of specified restrictions. Unless we obtain Merck's prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) and except (i) as expressly permitted by the Merger Agreement, (ii) as required by applicable law, (iii) as set forth in the confidential disclosure letter delivered by Acceleron to Merck, or (iv) for certain specified measures that may be taken in connection with or in response to the COVID-19 pandemic, we may not, among other things and subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures.
In connection with the termination of the Merger Agreement under specified circumstances, including termination by Acceleron in order to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we will be required to pay a termination fee of $345.0 million by wire transfer of immediately available funds. The Merger Agreement also provides that if the tender offer or merger are not consummated due to the failure of certain antitrust conditions to be satisfied, then Merck will be required to pay us a reverse termination fee of $650.0 million or $750.0 million, depending on the time of termination. The termination fees, if paid, constitute the sole and exclusive remedy of the party receiving the fee in respect of the Merger Agreement.
The transaction is expected to close in the fourth quarter of 2021. If the transaction is completed, it is expected that our common stock will be removed from listing on the Nasdaq Global Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended.

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

In June 2020, we presented results of the PULSAR Phase 2 trial of sotatercept in patients with PAH on stable background PAH-specific therapies during the "Breaking News: Clinical Trials in Pulmonary Medicine" session of the American Thoracic Society, or ATS, 2020 Virtual Conference. Study investigators reported that the trial met its primary endpoint, pulmonary vascular resistance, and its key secondary endpoint, six-minute walk distance, and showed concordance of results across multiple additional endpoints and regardless of baseline characteristics. Sotatercept was generally well tolerated in the trial and adverse events observed in the study were generally consistent with previously published data on sotatercept in clinical trials in other patient populations. We presented additional cardiac and pulmonary function data at the virtual 2020 American Heart Association Scientific Sessions in November 2020 showing improvement in right ventricular-pulmonary arterial (RV-PA) coupling, which represents the match between the output of the RV and the resistance of the pulmonary vasculature, as well as improvement in RV function. In May 2021, we presented interim results from the ongoing 18-month open-label extension of the PULSAR trial at the ATS 2021 International Conference showing consistent or improved patient responses in multiple efficacy endpoints when treated with sotatercept for up to 48 weeks. We initiated our registrational Phase 3 trial, the STELLAR trial, in patients with PAH at the end of 2020, and we recently initiated the early intervention Phase 3 HYPERION trial in patients with intermediate- and high-risk PAH and the later intervention Phase 3 ZENITH trial in World Health Organization (WHO) functional class III or IV PAH patients at high risk of mortality. Start-up activities are underway for the Phase 2 CADENCE trial in patients with pulmonary hypertension due to left heart disease, which we plan to initiate by the end of 2021.
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
In addition to sotatercept, we are currently advancing our second pulmonary therapeutic candidate, ACE-1334. ACE-1334 is a wholly owned TGF-beta superfamily-based ligand trap designed to bind and inhibit TGF-beta 1 and 3 ligands but not TGF-beta 2. We recently completed an ascending-dose Phase 1 clinical trial in healthy volunteers, and the FDA has granted Fast Track designation to ACE-1334 in patients with systemic sclerosis-associated interstitial lung disease, or SSc-ILD, as well as Orphan Drug designation for the treatment of systemic sclerosis. SSc-ILD is a rare, progressive, autoimmune connective tissue disorder characterized by immune dysregulation. We initiated a Phase 1b/Phase 2 clinical trial with ACE-1334 in patients with SSc-ILD in October 2021.
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

Funding and Expense
As of September 30, 2021, our operations have been funded primarily by $105.1 million in equity investments from venture investors, $1.3 billion from public investors, $164.1 million in equity investments from our collaboration partners and $510.5 million in upfront payments, milestones, royalties, and net research and development payments from our collaboration partners.
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
If we obtain regulatory approval for sotatercept in the PH field, or any future therapeutic candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future partners. We will seek to fund our operations through royalty revenue from the sale of our first and only commercial product, REBLOZYL, and, subject to any applicable restrictions in the Merger Agreement, potentially from the sale of equity, debt financings or other sources, including potential additional collaborations. However, we may not generate sufficient royalty revenue and may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to generate significant revenue or raise capital, or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our therapeutic candidates.

Financial Operations Overview
Impact of COVID-19 on our Business
A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization (WHO) in March 2020 and has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. As of September 30, 2021, we have not experienced material financial, development, or supply chain impacts directly related to the pandemic, but we may experience disruptions in our ongoing and planned sotatercept and ACE-1334 clinical trials. We have experienced disruptions in our commercialization efforts for REBLOZYL with regard to customer engagement and in-person promotion. New patient visits for MDS patients in general have also decreased as compared to pre-COVID levels. Although some restrictions on our in-person promotion efforts were reduced earlier this year, these restrictions began to return recently due to an increase in COVID cases and related hospitalizations attributed to the spread of the delta variant. In addition, as various geographies in the United States and worldwide adapt to surging COVID-19 infections from the delta variant or other new variants, we may experience additional setbacks to our operations, including our clinical trial initiations and enrollment, that could have a material impact on our business.
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
From inception through September 30, 2021, we have incurred $1.2 billion in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our TGF-beta platform therapeutic candidates, the discovery and development of preclinical therapeutic candidates, and the development of our clinical programs. Research and development expenses associated with luspatercept-aamt, and, outside of the PH field, sotatercept, are generally reimbursed 100% by BMS. These reimbursements are recorded as cost-sharing revenue. We are expensing the costs of clinical trials for sotatercept and ACE-1334. With respect to the luspatercept-aamt clinical trials directly conducted by BMS, we do not incur and are not reimbursed for expenses related to these development activities.
We manage certain activities such as clinical trial operations, manufacture of therapeutic candidates, and preclinical animal toxicology studies through third-party CROs and CMOs. The only costs we track by each therapeutic candidate are external costs such as services provided to us by CROs, manufacturing of preclinical and clinical drug product by CMOs, and other outsourced research and development expenses. We do not assign or allocate to individual development programs internal costs such as salaries and benefits, facilities costs, lab supplies, and the costs of preclinical research and studies, except for luspatercept-aamt costs for the purposes of billing BMS. Our external research and development expenses during the three and nine months ended September 30, 2021 and 2020 are as follows (certain prior year amounts have been reclassified to conform with current year presentation):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Sotatercept (1)	$22,125	$13,914	$60,753	$31,638
ACE-083 (2)	52	569	223	7,093
ACE-1334 (3)	1,962	330	4,898	3,710
Total direct research and development expenses	24,139	14,813	65,874	42,441
Other expenses (4)	35,578	25,934	107,272	74,222
Total research and development expenses	$59,717	$40,747	$173,146	$116,663

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
During the three and nine months ended September 30, 2021, there have been no material changes to our critical accounting policies as reported in our Annual Report on the Form 10-K for the year ended December 31, 2020. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	$	%
Revenue:
Collaboration revenue:
Cost-sharing, net	$2,156	$3,298	$(1,142)	(35)%
Royalty	32,043	19,263	12,780	66%
Total revenue (all amounts are with a related party)	34,199	22,561	11,638	52%
Costs and expenses:
Research and development	59,717	40,747	18,970	47%
Selling, general and administrative	45,112	21,042	24,070	114%
Total costs and expenses	104,829	61,789	43,040	70%
Loss from operations	(70,630)	(39,228)	(31,402)	80%
Other income, net	180	(6)	186	(3,100)%
Loss before income taxes	(70,450)	(39,234)	(31,216)	80%
Income tax provision	(15)	(11)	(4)	36%
Net loss	$(70,465)	$(39,245)	$(31,220)	80%

Revenue.  We recognized revenue of $34.2 million in the three months ended September 30, 2021, compared to $22.6 million in the same period in 2020. All of the revenue in both periods was derived from the BMS agreements. This $11.6 million increase is primarily related to increased royalty revenue from REBLOZYL sales recognized in 2021 of $12.8 million. As noted by our collaboration partner, net sales of REBLOZYL for the third quarter of $160 million included approximately $20 million to $25 million of sales from an inventory build due to the transition to wholesaler distribution and approximately $13.5 million of net sales outside of the United States.
Research and Development Expenses.  Research and development expenses were $59.7 million in the three months ended September 30, 2021, compared to $40.7 million in the same period in 2020. This $19.0 million increase is primarily related to growth in order to support our wholly-owned therapeutic candidates and preclinical programs and includes:
•an increase in external clinical trial expense of $11.4 million primarily related to increased clinical activities for the sotatercept clinical trials;
•an increase in personnel and facilities-related expense of $7.4 million related to increased headcount to support our growth; and
•an increase in in-licensing and other miscellaneous research expenses of $2.6 million; offset by
•a decrease in contract manufacturing, drug supply, and development expenses of $2.4 million related to our ongoing clinical and preclinical programs.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $45.1 million in the three months ended September 30, 2021, compared to $21.0 million in the same period in 2020. The $24.1 million increase is primarily due to the following factors:
•an increase in fees for professional services and other transaction costs of $11.6 million in connection with the Merger Agreement;
•an increase in consulting and other miscellaneous expenses of $5.2 million primarily related to the preparation for the potential future commercial launch of sotatercept and other activities related to the execution of our global strategy; and
•an increase in personnel and facilities-related expense of $6.5 million related to increased headcount to support our growth.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020	$	%
Revenue:
Collaboration revenue:
Milestone	$—	$25,000	$(25,000)	(100)%
Cost-sharing, net	6,812	9,800	(2,988)	(30)%
Royalty	80,085	31,856	48,229	151%
Total revenue (all amounts are with a related party)	86,897	66,656	20,241	30%
Costs and expenses:
Research and development	173,146	116,663	56,483	48%
Selling, general and administrative	111,646	59,705	51,941	87%
Total costs and expenses	284,792	176,368	108,424	61%
Loss from operations	(197,895)	(109,712)	(88,183)	80%
Other income, net	466	1,108	(642)	(58)%
Loss before income taxes	(197,429)	(108,604)	(88,825)	82%
Income tax provision	(28)	(31)	3	(10)%
Net loss	$(197,457)	$(108,635)	$(88,822)	82%

Revenue.  We recognized revenue of $86.9 million in the nine months ended September 30, 2021, compared to $66.7 million in the same period in 2020. All of the revenue in both periods was derived from the BMS agreements. This $20.2 million increase is primarily related to increased royalty revenue from REBLOZYL sales recognized in 2021 of $48.2 million, partially offset by decreased license and milestone revenue of $25.0 million.
Research and Development Expenses.  Research and development expenses were $173.1 million in the nine months ended September 30, 2021, compared to $116.7 million in the same period in 2020. This $56.5 million increase is primarily related to growth in order to support our wholly-owned therapeutic candidates and preclinical programs and includes:
•an increase in external clinical trial expense of $30.2 million related to increased clinical activities for the sotatercept clinical trials;
•an increase in personnel and facilities-related expense of $26.5 million related to increased headcount to support our growth; and
•an increase in in-licensing and other miscellaneous research expenses of $4.2 million; offset by
•a decrease in contract manufacturing, drug supply, and development expenses of $4.3 million related to our ongoing clinical and preclinical programs.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $111.6 million in the nine months ended September 30, 2021, compared to $59.7 million in the same period in 2020. The $51.9 million increase is primarily due to the following factors:
•an increase in fees for professional services and other transaction costs of $11.6 million in connection with the Merger Agreement;
•an increase in consulting and other miscellaneous expenses of $17.1 million primarily related to the preparation for the potential future commercial launch of sotatercept and other activities related to the execution of our global strategy; and
•an increase in personnel and facilities-related expense of $22.4 million related to increased headcount to support our growth.

Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in June 2003, and as of September 30, 2021, we had an accumulated deficit of $1.1 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which, subject to any applicable restrictions in the Merger Agreement, we may raise through a combination of the sale of equity, debt financings or other sources, including potential additional collaborations.
As of September 30, 2021, our operations have been primarily funded by $105.1 million in equity investments from venture investors, $1.3 billion from public investors, $164.1 million in equity investments from our collaboration partners, and $510.5 million in upfront payments, milestones, royalties, and net research and development payments from our collaboration partners.
As of September 30, 2021, we had $652.5 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
In connection with the termination of the Merger Agreement under specified circumstances, including termination by Acceleron in order to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we will be required to pay Merck a termination fee of $345.0 million by wire transfer of immediately available funds. The Merger Agreement also provides that if the tender offer or merger are not consummated due to the failure of certain antitrust conditions to be satisfied, then Merck will be required to pay us a reverse termination fee of $650.0 million or $750.0 million, depending on the time of termination. The termination fees, if paid, constitute the sole and exclusive remedy of the party receiving the fee in respect of the Merger Agreement.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(223,227)	$(92,197)
Investing activities	(131,556)	55,196
Financing activities	20,086	529,009
Net (decrease) increase in cash, cash equivalents and restricted cash	$(334,697)	$492,008
Operating Activities
Net cash used in operating activities was $223.2 million for the nine months ended September 30, 2021, compared to $92.2 million during the same period in 2020. Significant factors in this $131.0 million increase include:
•an increase in net loss of $88.8 million primarily due to an increase in operating expenses related to increased headcount and facilities, prepayment of phase 3 clinical trial activities and the related expense, fees for professional services and other transaction costs in connection with the Merger Agreement, consulting, and other external expenses to support our wholly-owned therapeutic programs, as well as expenses for commercial activities for REBLOZYL, offset by an increase in royalty revenue associated with sales of REBLOZYL;
•a net increase in operating assets and liabilities of $57.4 million, consisting primarily of an increase in prepaid expenses and other assets of $55.8 million; offset by a net decrease in collaboration receivables and accounts payable of $5.9 million and $9.7 million, respectively; and
•a net increase in other non-cash expenses of $15.2 million, largely related to an increase in stock-based compensation expense of $18.7 million, and offset by a net decrease in amortization and accretion of premiums and discounts on available-for-sale securities of $2.1 million.
Investing Activities
Net cash used in investing activities was $131.6 million for the nine months ended September 30, 2021, compared to net cash provided by investing activities of $55.2 million during the same period in 2020. Net cash used and provided by investing activities primarily consisted of the following amounts relating to activity within our investment portfolio:

•for the nine months ended September 30, 2021, purchases of investments of $127.3 million net of maturities due to the execution of our investment strategy in accordance with our policy as we invest the money raised in our July 2020 public offering in marketable securities; and
•for the nine months ended September 30, 2020, net proceeds from sales and maturities of investments of $58.5 million in connection with managing our investment portfolio to meet our projected cash requirements.
Financing Activities
Net cash provided by financing activities was $20.1 million for the nine months ended September 30, 2021, compared to $529.0 million during the same period in 2020. Net cash provided by financing activities consisted primarily of the following:
•for the nine months ended September 30, 2021, $20.1 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan; and
•for the nine months ended September 30, 2020, $492.4 million net cash proceeds from our July 2020 public offering and the underwriter's full exercise of their option to purchase additional shares, as well as $36.6 million in cash proceeds from the exercise of stock options and the issuance of common stock related to the employee stock purchase plan.
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
Until we can generate a sufficient amount of revenue from our products, if ever, we expect to fund our operations through a combination of equity offerings, debt financings or other sources, including potential additional collaborations. Additional capital, if needed, may not be available on favorable terms, if at all. If we are unable to generate sufficient revenue or raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our therapeutic candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may not be able to enter into new collaboration arrangements for any of our proprietary therapeutic candidates. Any of these events could significantly harm our business, financial condition and prospects.
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
•the outcome and timing of our proposed transaction with Merck;

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
Contractual Obligations and Commitments
During the three months ended September 30, 2021, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and investments of $652.5 million and $857.5 million, respectively. Our cash equivalents are invested primarily in bank deposits and money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material impact on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
As of September 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of November 3, 2021, nine complaints had been filed by Acceleron stockholders seeking to enjoin the proposed transaction with Merck. Wang v. Acceleron Pharma Inc. et al., No. 1:21-cv-08430, Finger v. Acceleron Pharma Inc. et al., No. 1:21-cv-08615, Ciccotelli v. Acceleron Pharma Inc. et al, No. 1:21-cv-08639, Nagel v. Acceleron Pharma Inc. et al., No. 1:21-cv-08644, Kulish v. Acceleron Pharma Inc. et al., No. 1:21-cv-08676, and Kent v. Acceleron Pharma Inc. et al., No. 1:21-cv-08861 were filed in the United States District Court for the Southern District of New York; Wilson v. Acceleron Pharma Inc. et al., No. 1:21-cv-01473 was filed in the United States District Court for the District of Delaware; Whitfield v. Acceleron Pharma Inc. et al., No. 1:21-cv-04628 was filed in the United States District Court for the Eastern District of Pennsylvania; and Combs v. Acceleron Pharma Inc. et al., No. 1:21-cv-05874 was filed in the United States District Court for the Eastern District of New York. The complaints name as defendants Acceleron and the members of our board of directors, and the complaint in the Ciccotelli action also names Merck and Merck's acquisition subsidiary as defendants. The complaints assert claims under the federal securities laws in connection with the Schedule 14D-9 that we filed with the SEC on October 12, 2021, alleging that the document contains materially incomplete and misleading information. The complaints seek, among other relief, injunctive relief to prevent consummation of the transactions contemplated by the Merger Agreement until the alleged disclosure violations are cured, as well as damages and attorneys’ fees and costs.
The defendants believe that these actions are without merit, and intend to defend vigorously against such claims. Additional lawsuits arising out of or relating to the Merger Agreement or the proposed acquisition of us by Merck may be filed in the future.

Item 1A. Risk Factors
Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Risks Related to our Pending Transaction with Merck
We may not complete the pending transaction with Merck within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.
On September 29, 2021, we entered into an Agreement and Plan of Merger (which we refer to as the "Merger Agreement") with Merck Sharp & Dohme Corp., or Merck, and Merck's acquisition subsidiary, under which Merck is to acquire Acceleron in a cash transaction for an approximate total equity value of $11.5 billion. On October 12, 2021, pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merck's acquisition subsidiary commenced a tender offer to purchase all of our issued and outstanding shares of common stock in exchange for $180.00 per share, net to the seller in cash, without interest and less applicable tax withholdings. If the tender offer closes, Merck's acquisition subsidiary will be merged into Acceleron, and any remaining Acceleron shares (other than shares of common stock held by us as treasury stock, or owned by Merck or Merck's acquisition subsidiary, or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive the same $180.00 per share price payable in the tender offer.
The completion of the transaction is subject to the conditions set forth in the Merger Agreement, including (1) that at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the tender offer, (2) receipt of certain regulatory approvals, including the expiration or early termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) the accuracy of certain of our representations and warranties in the Merger Agreement, (4) our compliance with certain covenants contained in the Merger Agreement, subject to qualifications, (5) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement), and (6) other customary conditions. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a Superior Proposal (as that term is defined in the Merger Agreement). As a result, we cannot assure you that the transaction with Merck will be completed, or that, if completed, it will be on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the transaction will be completed. We could be required to pay Merck a termination fee of $345.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
The pendency of the transaction with Merck could adversely affect our business, financial results and/or operations.
Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators and other business partners. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the merger, generally requiring us to use commercially reasonable efforts to carry on our business in the ordinary course. Without limiting the generality of the foregoing, we are subject to a variety of specified restrictions. Unless we obtain Merck's prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) and except (i) as expressly permitted by the Merger Agreement, (ii) as required by applicable law, (iii) as set forth in the confidential disclosure letter delivered by Acceleron to Merck, or (iv) for certain specified measures that may be taken in connection with or in response to the COVID-19 pandemic, we may not, among other things and subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows and/or the price of our common stock.
In certain instances, the Merger Agreement requires us to pay a termination fee to Merck, which could require us to use available cash that would have otherwise been available for general corporate purposes.
If the Merger Agreement is terminated under certain circumstances, including termination by Acceleron in order to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we will be required to pay Merck a termination fee of $345.0 million by wire transfer of immediately available funds. If the Merger Agreement is terminated under such circumstances, we may be required to pay such termination fee using available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

Lawsuits have been filed against us and other lawsuits may be filed against us and/or Merck challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed acquisition from being completed.
As of November 3, 2021, nine complaints had been filed by Acceleron stockholders seeking to enjoin the proposed transaction with Merck. Wang v. Acceleron Pharma Inc. et al., No. 1:21-cv-08430, Finger v. Acceleron Pharma Inc. et al., No. 1:21-cv-08615, Ciccotelli v. Acceleron Pharma Inc. et al, No. 1:21-cv-08639, Nagel v. Acceleron Pharma Inc. et al., No. 1:21-cv-08644, Kulish v. Acceleron Pharma Inc. et al., No. 1:21-cv-08676, and Kent v. Acceleron Pharma Inc. et al., No. 1:21-cv-08861 were filed in the United States District Court for the Southern District of New York; Wilson v. Acceleron Pharma Inc. et al., No. 1:21-cv-01473 was filed in the United States District Court for the District of Delaware; Whitfield v. Acceleron Pharma Inc. et al., No. 1:21-cv-04628 was filed in the United States District Court for the Eastern District of Pennsylvania; and Combs v. Acceleron Pharma Inc. et al., No. 1:21-cv-05874 was filed in the United States District Court for the Eastern District of New York. The complaints name as defendants Acceleron and the members of our board of directors, and the Ciccotelli action also names Merck and Merck's acquisition subsidiary as defendants. The complaints assert claims under the federal securities laws in connection with the Schedule 14D-9 that we filed with the SEC on October 12, 2021, alleging that the document contains materially incomplete and misleading information. The complaints seek, among other relief, injunctive relief to prevent consummation of the transactions contemplated by the Merger Agreement until the alleged disclosure violations are cured, as well as damages and attorneys’ fees and costs.
The defendants believe that these actions are without merit, and intend to defend vigorously against such claims. Additional lawsuits arising out of or relating to the Merger Agreement and/or the proposed acquisition of us by Merck may be filed in the future. There can be no assurances that we will be successful in the outcome of any potential future lawsuits challenging the acquisition. One of the conditions to completion of the proposed acquisition is the absence of any applicable injunction or other order being in effect that prohibits completion of the proposed acquisition. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed acquisition from being completed, or from being completed within the expected timeframe.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Merck.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction with Merck. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1+
Agreement and Plan of Merger, dated as of September 29, 2021, by and among Acceleron Pharma Inc., Merck Sharp & Dohme Corp. and Astros Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (001-36065), filed on September 30, 2021)

10.1#	Amendment to the Employment Agreement between Habib Dable and Acceleron Pharma Inc., dated as of September 29, 2021

10.2#	Amendment to the Employment Agreement between Jay Backstrom and Acceleron Pharma Inc., dated as of September 29, 2021

10.3#	Amendment to the Employment Agreement between Sujay Kango and Acceleron Pharma Inc., dated as of September 29, 2021

10.4#	Amendment to the Employment Agreement between Kevin McLaughlin and Acceleron Pharma Inc., dated as of September 29, 2021

10.5#	Amendment to the Employment Agreement between Adam Veness and Acceleron Pharma Inc., dated as of September 29, 2021

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+    Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
#    Management contract or compensatory plan or arrangement.
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

ACCELERON PHARMA INC.

Date: November 4, 2021	By:	/s/ HABIB J. DABLE
Habib J. Dable
Chief Executive Officer and President

Date: November 4, 2021	By:	/s/ KEVIN F. MCLAUGHLIN
Kevin F. McLaughlin
Senior Vice President, Chief Financial Officer and Treasurer